Form 10-Q
period 2013-08-31
Clutterbug Move Management, Inc.
filed 2013-11-25
CIK 1571759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-187248

CLUTTERBUG MOVE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4487461
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

29 Church Street
South Orange, New Jersey 07079
(Address of principal executive offices)

(201) 317-6922
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 25, 2013, there were 9,150,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page(s)

Condensed Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended August 31, 2013 and 2012 and for the Periods from December 29, 2010 (Inception) to August 31, 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2013 and 2012 and for the Periods from December 29, 2010 (Inception) to August 31, 2013 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	August 31,	November 30,
CURRENT ASSETS	2013	2012
Cash	$3,194	$6,955
Accounts receivable, net	-	1,063
Prepaid expenses and other current assets	858	589
TOTAL CURRENTS ASSETS	4,052	8,607

TOTAL ASSETS	$4,052	$8,607

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,655	$7,293
Accrued salary officers	21,102	2,352
TOTAL LIABILITIES	34,757	9,645

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 9,150,000 shares issued and outstanding, as of August 31, 2013 and November 30, 2012	9,150	9,150
Additional paid in capital	18,510	18,510
Accumulated deficit	(58,365)	(28,698)
TOTAL STOCKHOLDERS' DEFICIT	(30,705)	(1,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,052	$8,607

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 AND 2012 AND
FOR THE PERIODS FROM DECEMBER 29, 2010 (INCEPTION) TO AUGUST 31, 2013
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended		For the period from December 29, 2010 (Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013

REVENUES	$916	$-	$1,900	$1,889	$10,547

OPERATING EXPENSES

Salary expense	6,250	210	18,750	19,200	43,804
Selling, general and administrative	1,786	966	7,292	2,398	13,772
Legal and professional	-	-	5,525	-	11,336
Total Operating Expenses	8,036	1,176	31,567	21,598	68,912

Net loss from operations	(7,120)	(1,176)	(29,667)	(19,709)	(58,365)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,120)	(1,176)	(29,667)	(19,709)	(58,365)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME / (LOSS)	$(7,120)	$(1,176)	$(29,667)	$(19,709)	$(58,365)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,150,000	9,029,395	9,150,000	8,767,335

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2013 AND 2012 AND
FOR THE PERIODS FROM DECEMBER 29, 2010 (INCEPTION) TO AUGUST 31, 2013
(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended	For the period from December 29, 2010 (Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,667)	$(19,709)	$(58,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	19,680	19,680
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	1,063	(625)	-
Increase in prepaid expenses	(269)	-	(859)
Increase in accounts payable and accrued expenses	6,362	944	13,656
Increase in accrued salaries	18,750	-	21,102
Net Cash Used In Operating Activities	(3,761)	290	(4,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	480
Sale of common stock, net of offering costs	-	7,500	7,500
Net Cash Provided by Financing Activities	-	7,500	7,980

NET INCREASE IN CASH	(3,761)	7,790	3,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,955	314	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,194	$8,104	$3,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Clutterbug Move Management, Inc. (the “Company”) provides moving services to the elderly who are seeking a transition to a new location by providing personalized moving assistance and support. As professional senior move managers, the Company services all aspects of a life move for the elderly. Clutterbug for Seniors, LLC was formed on December 29, 2010, under the laws of the State of New Jersey. The Company was incorporated in the State of Nevada on February 1, 2012. On February 14, 2012, the Company acquired Clutterbug for Seniors, LLC, a New Jersey limited liability company. We presently maintain our principal offices in New Jersey.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended August 31, 2013 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2013 and November 30, 2012, the Company had $3,194 and $6,955 of unrestricted cash to be used for future business operations. There were no cash equivalents at August 31, 2013 and November 30, 2012.

Fair Value of Financial Instruments
For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses. The carrying amount of the Company’s short term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Risks and Uncertainties
The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 2 regarding going concern matters.

Segment Information
For the period ended August 31, 2013 and the year ended November 30, 2012, the Company only operated in one segment; therefore, segment information has not been presented.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “  Income Taxes  ,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,”  clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2012 and 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company did not have any potential common stock equivalents at August 31, 2013 and 2012.

Share-Based Payments
Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded as general and administrative expense

Revenue Recognition
The Company records revenue for services rendered when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products/services.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Recent Accounting Pronouncements
ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recent timing of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $29,667 and net cash used in operations of $3,761 for the nine months ended August 31, 2013.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Clutterbug for Seniors, LLC was formed on December 29, 2010, under the laws of the State of New Jersey. The Company was incorporated in the State of Nevada on February 1, 2012.

On February 1, 2012, the Company issued 8,000,000 shares of common stock to the founder ($0.0024/share) for services rendered. The Company expensed the $19,200 immediately. Concurrent with the incorporation of Clutterbug for Seniors, LLC on February 1, 2012, the Company converted member’s equity of $480 from an LLC investor to 200,000 shares of common stock ($0.0024/share).

On February 1, 2012 the Company issued 200,000 shares of common stock for services value at $480 ($0.0024/share) the current cash offering price on that date of issuance.

During the year ended November 30, 2012, the Company issued 750,000 shares of common stock for proceeds of $7,500 ($0.01/share).

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Employment Agreement

On October 27, 2012 the Company entered into an employment agreement with its President. The President is to be paid $25,000 per annum. In addition to the Base Salary, the Executive may receive a performance bonus equal to Fifty Percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is Fifty Thousand Dollars $50,000 for the year 2013. Notwithstanding anything to the contrary, the Executive’s bonus shall not exceed Twenty Five Thousand Dollars $25,000. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period. At August 31, 2013 and November 30, 2012, the Company’s President was owed accrued salary of $21,102 and $2,352, respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Clutterbug Move Management, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Registration Statement on Form S-1 and amendments thereto, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Clutterbug Move Management, Inc., was incorporated on February 1, 2012, under the laws of the State of Nevada. The Company provides personalized moving assistance and organization support services to the elderly who are seeking a transition to a new location. As a senior citizen move manager, our sole officer and director services a move for the elderly including, but not limited to, space and timetable planning, downsizing belongings, sorting possessions, organizing sales and donations, overseeing the transition of items to storage, packing and unpacking, setting up our client’s new residence and arranging and planning with third party movers and storage facilities to assist our clients.

Clutterbug for Seniors, LLC was formed on December 29, 2010, under the laws of the State of New Jersey. Pursuant to the Asset Transfer Agreement dated February 1, 2012, the Company acquired all of the outstanding assets and liabilities of Clutterbug for Seniors, LLC. For more detailed information, please refer to the Asset Transfer Agreement filed as Exhibit 2.1 to the Registration Statement on Form S-1 filed on March 14, 2013.

We are general members of the National Association of Senior Move Managers (“NASMM”), which provides accreditation, ethical guidelines, best practices, as well as marketing resources and partnerships in our industry.

Plan of Operation

Over the next 12 months we intend to continue our marketing efforts to expand our business in order to hire employees to assist in providing our moving organization support services to seniors. At this time, our sole officer and director has not hired any employees for assistance with our services.

Our current plan of operation is to continue to expand our senior move management services to the elderly throughout New York City, Northern New Jersey, Westchester County, New York and the Southern Connecticut area (the “Local Network”).  At this time, we have already provided services throughout New York City and Northern New Jersey. We continue to plan on focusing the scope of our operations in the most densely populated urban communities of the Local Network.

The Company may finance this plan of operation through debt, equity or credit financing. If we are unable to secure this funding for our plan of operation, our sole officer and director has verbally agreed to provide capital to support our business operations and reporting expenses as disclosed in Exhibit 10.2 of our registration statement on Form S-1.  However, the Company has no legal recourse against our sole officer and director in the event that she is unable to provide capital for our plan of operation.

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations and a net loss of $7,120 for the three months ended August 31, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to secure additional funding in the manner noted above, our sole officer and director has verbally agreed to provide capital to support our business operations, offering expenses and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement on Form S-1. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide the Company with capital. We believe this provides the opportunity for the Company to continue as a going concern.

Referrals

We generate revenue by receiving referrals from care facilities. A referral occurs when a care facility facilitates the arrangement of our services to assist the relocation of an individual transitioning into an elderly care facility or nursing home (the “Care Facilities”). We cannot provide any assurances that the Care Facilities will continue to refer us business to support our operations. If these Care Facilities no longer provide us with referrals it will likely have a material unfavorable impact on revenues. The revenues as described in this section are not derived solely from one particular Care Facility. We generate revenue by means other than referrals from the Care Facilities, such as advertising to potential clients in our Local Network and generating engagements through word-of-mouth from clients who are satisfied with the quality of our work. We believe the amount of referrals to the Company from the Care Facilities fluctuates based on nursing home and care facility market conditions, i.e. the volume of senior citizens making the transition to the Care Facilities. Therefore, the Company is uncertain as to how many referrals it will receive for the next 6-12 months.

Other than a decrease in referrals from a Care Facility, the Company does not believe there are any unusual or infrequent events or transactions or any significant economic changes which materially affected the amount of reported income from continuing operations. At this time, the Company is unaware of any material change in relationship between costs and revenues for its business operations. We do not believe the Company has been negatively impacted from inflation and changing prices on net sales, revenues, and income from continuing operations.

Results of Operations

	For The Three Months Ended
	August 31, 2013		August 31, 2012
Revenue		$916	$-
Operating Expenses	$		$1
Salary expense		$6,250	$210
Selling, general and administrative		$1,786	$966
Legal and professional		$-	$-
Total Operating Expenses		$8,036	$1,176
Net Loss from Operations		$(7,120)	$(1,176)
Net Loss		$(7,120)	$(1,176)

For the Three Months Ended August 31, 2013 and August 31, 2012

Revenue

During the three months ended August 31, 2013 and August 31, 2012, the Company generated $916 and $0 in revenue, respectively. Our increase in revenue during this time period is primarily attributable to an increase in referrals and increased marketing efforts made by the company.

Total Operating Expenses

During the three months ended August 31, 2013 and August 31, 2012, the total operating expenses of the company were $8,036 and $1,176, respectively. The increase in our operating expenses is primarily due to the company’s salary expense to its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss from Operations

Net loss from operations for the three months ended August 31, 2013 and August 31, 2012 were $(7,120) and $(1,176), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss

Net loss for the three months ended August 31, 2013 and August 31, 2012 were $(7,120) and $(1,176). The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

For the Nine Months Ended August 31, 2013 and August 31, 2012

	For The Nine Months Ended
	August 31, 2013		August 31, 2012
Revenue		$1,900		$1,889
Operating Expenses	$		$
Salary expense		$18,750		$19,200
Selling, general and administrative		$7,292		$2,398
Legal and professional		$5,525		$-
Total Operating Expenses		$31,567		$21,598
Net Loss from Operations		$(29,667)		$(19,709)
Net Loss		$(29,667)		$(19,709)

Revenue

During the nine months ended August 31, 2013 and August 31, 2012, the Company generated $1,900, and $1,889 in revenue, respectively. Our revenues over this time period were similar.

Total Operating Expenses

During the nine months ended August 31, 2013 and August 31, 2012, the total operating expenses of the company were $31,567 and $21,598, respectively. The increase in our total operating expenses is primarily due to the company’s salary expense for its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss from Operations

Net loss from operations for the nine months ended August 31, 2013 and August 31, 2012 was $(29,667) and $(19,709), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss

We had a net loss for the nine months ended August 31, 2013 and August 31, 2012 of $(29,667) and $(19,709), respectively. The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2013 and November 30, 2012 (audited).

	August 31, 2013	November 30, 2012
Current Assets	$4,052	$8,607
Current Liabilities	$34,757	$9,645
Working Capital Deficit	$(30,705)	$(1,038)

At August 31, 2013, we had a working capital deficit of $(30,705), as compared to a working capital deficit of $(1,038), at November 30, 2012, an increase of $32,781. The increase is primarily related to an increase in salary expense due to our sole officer and director and an increase in administrative costs associated with being a public reporting company.

The Company expects its current resources to be insufficient for a period of approximately 12 months unless additional financing is received. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

For the Nine Months Ended August 31, 2013 and August 31, 2012 and from the period from December 29, 2010 (Inception) to August 31, 2013

Net cash used in operating activities for the nine months ended August 31, 2013 and August 31, 2012, was $(3,761) and $(290), respectively. Net cash used in operating activities for the period from December 29, 2010 (Inception) to August 31, 2013 was (4,786). The net loss for the nine months ended August 31, 2013 and August 31, 2012, was $(29,667) and $(19,709), respectively. The net loss for the period from December 29, 2010 (Inception) to August 31, 2013 was $(58,365). Cash used in operating activities for the nine months ended August 31, 2013 and August 31, 2012, was primarily for professional fees and administrative costs associated with being a public reporting company.

Net cash obtained through all financing activities for the nine months ended August 31, 2013, August 31, 2012, and the period from December 29, 2010 (Inception) to August 31, 2013, was $0, $7,500, and $7,980 respectively. Net cash obtained through financing activities for the nine months ended August 31, 2012 and for the period from December 29, 2010 (Inception) to August 31, 2013, consisted of net proceeds from our offering of common stock and a capital contribution to the Company.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1, deemed effected by the SEC on October 10, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2013.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUTTERBUG MOVE MANAGEMENT, INC.

Date: November 25, 2013	By:	/s/ Victoria Young
	Name:	Victoria Young
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)