Form 10-K
period 2013-11-30
Clutterbug Move Management, Inc.
filed 2014-03-11
CIK 1571759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-187248

CLUTTERBUG MOVE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4487461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Church Street
South Orange, New Jersey 07079
(Address of principal executive offices)

(201) 317-6922
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2013: $0.

As of March 11, 2014, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 9,150,000.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of capital to meet our business operation requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	actions taken or not taken by third-parties, including our providers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in our business and growth strategy or development plans;

•	other factors discussed under the section entitled “Key Information About the Company” and “Risk Factors” or elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “Company” or “our company” refers to Clutterbug Move Management, Inc. a Nevada Corporation.

Business Overview

Clutterbug Move Management, Inc. was incorporated on February 1, 2012 under the laws of the State of Nevada. The Company provides personalized moving assistance and organization support services to the elderly who are seeking a transition to a new location. As a senior citizen move manager, our sole officer and director services a move for the elderly including, but not limited to, space and timetable planning, downsizing belongings, sorting possessions, organizing sales and donations, overseeing the transition of items to storage, packing and unpacking, setting up our client’s new residence and arranging and planning with third party movers and storage facilities to assist our clients.

Clutterbug for Seniors, LLC was formed on December 29, 2010, under the laws of the State of New Jersey. Pursuant to the Asset Transfer Agreement dated February 1, 2012, the Company acquired all of the outstanding assets and liabilities of Clutterbug for Seniors, LLC. For more detailed information, please refer to the Asset Transfer Agreement filed on March 14, 2013 as Exhibit 2.1 to the Registration Statement on Form S-1.

Risks and Key Information About the Company

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous risks as discussed in the section titled “Risk Factors,” contained herein. In addition to our Risk Factors section, please note the following with respect to the Company:

The Company was incorporated on February 1, 2012, has minimal business operations and limited revenues from operations, incurred a net loss for the 2013 fiscal year and posted an overall net loss since the date of inception, December 2010. We have become a reporting company to access the benefits we believe the capital markets can provide. By becoming a reporting company, we believe we may have the ability to access additional capital and/or provide liquidity to our investors if a market maker will quote our common stock on the over the counter bulletin board.

As disclosed in the verbal agreement filed on June 27, 2013 as exhibit 10.2 to our amended Form S-1 registration statement, Victoria Young, our sole officer and director, has agreed to provide the necessary funding to cover our operating expenses for the next 12 months and beyond until we are engaged in business activities that provide cash flow sufficient to cover these costs. Although we believe our sole officer and director will be able to provide the funds needed to sustain our business operations as a reporting company with the SEC, we have no legal recourse against her in the event that she is unable to provide funds to the Company.

As disclosed in the Risk Factors section, the Company’s success depends on the personalized services of our sole officer and director, however:

•	Our sole officer and director does not have experience in managing a public company that is a reporting company with the SEC;

•	Our sole officer and director has no high level accounting or financial reporting education or experience;

•	Our sole officer and director has devoted only part-time status to the company to date; and

•	Our sole officer and director does not have extensive professional relationships in our target markets.

Although our sole officer and director has no high level accounting or financial reporting education or experience she has successfully ran our operations since inception and we believe she has the necessary legal and accounting professionals in place to be a compliant reporting company with the SEC. We believe her formal education as disclosed herein provides her with the skills necessary to manage our operations as a reporting company.

Our sole officer and director plans to devote her time as needed to the Company. Although she does not have extensive professional relationships in our target markets, we believe we can expand our business operations by marketing senior move management services to care facilities and the agents who place the elderly in these residences.

The Company’s common stock will likely be a penny stock as further disclosed herein. At this time, the Company’s common stock has no market and may or may not become quoted on the over-the-counter market which will limit the selling shareholders’ ability to sell their shares and will also limit the Company’s ability to raise funds through equity financings or to use its shares as consideration. However, we believe becoming a reporting company with the potential to liquidate our common stock will make us more attractive to accessing the capital markets for our operations.

The Company’s shares of common stock are not currently trading on any exchange or quotation service.

Our executive offices are located at 29 Church Street, South Orange, New Jersey, 07079 and our telephone number is (201) 317-6922.

Business of Issuer

Formerly we operated as Clutterbug for Seniors, LLC, a limited liability company organized on December 29, 2010, under the laws of the State of New Jersey. Pursuant to an Asset Transfer Agreement dated February 1, 2012, the Company acquired all of the outstanding assets and liabilities of Clutterbug for Seniors, LLC.

We were incorporated on February 1, 2012, under the laws of the State of Nevada. Our business is focused on helping the elderly transition to a new living space by providing personalized moving assistance and support. As senior move managers, we service all aspects of an elderly individual’s move. We specialize in providing all of the personal and emotional assistance needed to make living transitions and relocations. This personal and emotional assistance we provide is incidental and in support of our business operations.

Our goal is to simplify a senior citizen's relocation by providing the personal assistance our clients need to move with ease. Our personal care and services are designed to help clients move efficiently by assisting with space and timetable planning, downsizing belongings, sorting possessions, organizing sales and donations, overseeing the transition of items to storage, packing and unpacking, setting up our client’s new residence, arranging third party moving services and coordinating the reception of our clients and their belongings with the elderly care facilities and nursing homes in our Local Network (as defined below). These services are the core of our business operations which we receive monetary compensation. Our principal office is located at 29 Church Street, South Orange, New Jersey 07079. We maintain a website at http://www.clutterbugseniors.com.

We are general members of the National Association of Senior Move Managers (“NASMM”), which provides accreditation, ethical guidelines, best practices, as well as marketing resources and partnerships in our industry. In order to become a general member of NASMM we were required to accomplish the following:

•	Directly provide four of five core services to customers;
o	Customized Floor Plans
o	Move Management/Move Oversight
o	Sorting Services
o	Setting Up New Residence
o	Disposal/Dispersal of Remaining Items
•	Take and pass NASMM's two Cornerstone Courses: 1) Safety and 2) Ethics & Accountability;
•	Provide proof of general business liability insurance;
•	Provide two (2) letters of recommendation from senior clients we have moved; and
•	Provide a copy of our marketing material or a link to a live website that highlights our senior move management services.

Operation

We meet with our clients to consult about their needs, budget and timeline. We then create a personalized method to clear out the family home, which may include arranging of donations, coordination of the delivery of valuables and other personal items to family and friends as well as arrangement for short and long term storage.

Generally, our services are performed by our sole officer and director who we believe provides our clients with the attention to detail and personalized senior move management services needed to make a transition to an elderly care facility. At the discretion of our sole officer and director, she may hire local independent contractors to assist in the organization, packing, unpacking, and logging of our client’s items into boxes, cartons and other storage containers that we provide. Hiring a local independent contractor to assist with larger jobs will likely lower the profit margin for the Company.

Once hired by a client, our sole officer and director has an initial consultation and forms a plan, learns of the new location for transition and discusses goals and ideas for moving and/or storage of items. Once this plan is set in place, our services begin by the logging of items, packing and unpacking of belongings, storage or disposal of non-necessities and general organization of the client’s belongings. Once all of our client’s items have been arranged and organized, we hire a third party moving service on behalf of our clients to deliver their belongings to their new residence. We do not perform background checks on the third party movers we hire for our clients. However, we hire only reputable third party moving services that are pre-approved by our clients. In addition, if needed, we contact third party storage facilities on our client’s behalf to store belongings for safekeeping.

Once the items are ready to be delivered and the moving service has been hired, we coordinate the transition with the new adult care facility for the reception of our client’s belongings and the arrival of our client to their new residence.

Our initial agreement to begin services put our clients on notice that the Company is not responsible for any damage or theft of belongings. The Company has a general liability insurance policy which is disclosed to our clients before beginning services. We believe this is sufficient to protect us from liability for handling, transporting, and delivering a client’s belongings.

Marketing

Our marketing approach is focused on working with industry participants and service providers such as elderly residential placement agents, senior citizen residential property offices, organizations for the elderly, nursing homes, senior care facilities and rehabilitation clinics to assist prospective incoming residents and patients making the move to a new facility. We directly provide and distribute marketing and promotional documentation to these facilities as well as maintain an informative and interactive website. Word-of-mouth has proven to be our most valuable form of marketing. Over the next 6 months we intend to market our services in one or more of the following manners:

-	Perform in-person sales calls to senior citizen residential property offices, nursing homes and senior care facilities
-	Post flyers in our Local Network targeting elderly residences

Customers

Clients of the Company consist of aging seniors and their adult children. Our customers are those looking to downsize from their family home, transfer to an assisted living facility, or require re-origination services for a variety of reasons.

Competition

There are various senior move management entities that compete with us for sales. We believe our business operations differ from our competition because of the unique personalized care we provide to each client.

To see the extent of our industry and the competition in our Local Network please refer to the NASMM interactive map located here: http://www.nasmm.org/findaMoveManager.cfm.

Below are a few examples of the Company’s competitors in its Local Network:

1.	Carative Move Managers, Montclair, New Jersey, www.carative.com/senior-moving-services.html

a.	Serving Northern NJ

b.	certified Geriatric Care Managers

2.	Let’s Get Organized, LLC, Park Ridge, New Jersey, http://www.lgorganized.com

a.	Serving Bergen & Passaic County, NJ and Rockland County, NY

b.	Specializes in chronic disorganization, professional organization and relocation

3.	A+ Transitions , New York, New York, http://www.a-plus-organizing.com

a.	Serving Manhattan, Brooklyn, Queens, Staten Island, Bronx, Westchester, Suffolk New York Counties, Bergen, Passaic, Hudson New Jersey Counties

b.	Specializing in creating a clutter free environment

The Company has similar business operations to the foregoing companies. We believe the Company is of similar scale to these companies with respect to the size of operation, employee/independent contractor structure, revenue, experience of personnel and quality of services. We believe the Company is able to compete with these businesses because:

1.
The market in the Local Network for the Company’s potential clients is large without many competitors. NASMM lists less than 100 Seniors Move Managers in our Local Network while these regions together have large populations of residents;

2.	Our business plan is to create strategic relationships with Care Facilities in our Local Network for repeated business;

3.	We provide unique personalized services which we believe set us apart from our competition; and

4.	Our commitment to the green movement makes us attractive to clients who care about our environment.

Intellectual Property

We do not have any intellectual property, such as patents, know-how or trademarks. We do not have any licenses, franchises, concessions or royalty agreements.

Regulations

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to operate our business, such as business licensing requirements, income taxes and payroll taxes. In general, we do not believe the development and operation of our business is subject to special regulatory and/or supervisory requirements as a senior move management company focused on organization and transitional moving solutions for the elderly.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

We have only one part-time employee, Victoria Young, who is employed elsewhere and has the flexibility to work for our company up to 30 hours per week. She is prepared to devote more time to our operations as may be required and as our finances permit. We intend to hire additional employees within the next 12 months. Additionally, we may retain consulting staff on a contract basis.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company. We anticipate our operating expenses will increase and we may never achieve profitability.

We anticipate increases in our operating expenses, without realizing increased revenues from our operations. Within the next 12 months, these increases in expenses will be attributed to (i) administration costs, (ii) transportation costs, (iii) advertising, (iv) legal and accounting fees at various stages of operation and (v) hiring employees.

In marketing our services and expanding our business operations, we may incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that we will prove successful. Our moving services and business model will have to be developed and marketed before we can generate any consistent operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

If we are not be able to raise additional equity capital to meet our obligations as they come due, we may not be able to continue as a going concern.

If we are not successful in raising sufficient equity capital through this offering or other financing prior to the time we are able to generate sufficient cash flows to meet our obligations as they come due, we will be required to reduce our marketing efforts and business operations. We have a net loss of $40,421 and $28,732 for the fiscal year end November 30, 2013 and November 30, 2012, respectively. We have a net loss of $69,119 for the period from December 29, 2010 (Inception) to November 30, 2013. If we are not successful in increasing our revenue, reducing our expenses and raising additional capital, we may not be able to continue as a going concern.

We are still developing our business and operate in a specific market which may have an adverse effect on our results of operations.

We are a development stage company because we have commenced business operations but have not derived significant revenues therefrom. Because we do not have enough revenue at this time to sustain our business operations, currently depend on our sole officer and director for financing, and operate in a niche market which serves the elderly, there are inherent risks which may negatively impact our overall business and results of operations.

If our sole officer and director is not able to provide us with funding, we may have to cease our business operations and we will have no legal recourse against her. Further, we specifically focus on working with the elderly and if we are unable to find elderly individuals who are in need of our services we may have to alter our business plan to cater to a more broad demographic of clients or cease our business operations. If either of the aforementioned occurs, you may lose your entire investment in the Company.

We encounter competition in our business and our failure to compete effectively may adversely affect our ability to generate revenues.

We believe that existing and new competitors will continue to improve their services and to introduce new services with competitive price characteristics. We expect that we will be required to continue to deliver our services at competitive prices and address specific needs in the senior move management industry in order to be successful. Our competitors may develop more efficient and less expensive senior move management services, which could have a material adverse effect on our business, results of operations and financial condition.

Our management has no experience in managing and operating a public company, any failure to comply or adequately comply with any federal or state securities laws, rules, or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our management lacks high level accounting or financial reporting education or experience and has no experience in managing and operating a public company that is a reporting company with the SEC, subject to U.S. securities law, and preparing financial statements according to U.S. GAAP, and may likely rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the Securities being sold in this offering or the development of an active and liquid trading market for our common stock.

Because our management is not highly experienced in operating a senior move management business, our business operation may fail.

In addition to experience working in the industry, our sole officer and director was trained in the senior move management industry through two courses provided by the National Association of Senior Move Management (“NASMM”). Our sole officer and director completed courses in safety and ethics and accountability as part of the process to become a certified general member of NASMM. We have incorporated these standards into our business practices. However, our sole officer and director does not have a high level experience in operating a senior move management company. With no high level training in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our Company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

We are dependent upon key personnel for the foreseeable future.

We are dependent on our key executive, Victoria Young, our chief executive officer, and sole director. In addition to managing the Company, Ms. Young is currently employed elsewhere. At this time, Ms. Young is the Company’s sole employee and may work up to 30 hours per week for the Company. We have an employment agreement with Ms. Young but do not currently have a “key man” life insurance policy. Further, at the discretion of our sole officer and director, we may hire independent contractors in our Local Network to assist with our senior move management services as more described in our management discussion and analysis section herein. The loss of services from Ms. Young could have a material adverse effect on the operations and prospects of the Company.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

After we become a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements amounting to approximately $15,000 per year. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects. If the foregoing costs associated with being a reporting company are too burdensome, we may have to decrease our officer compensation.

In addition, as stated above, our management lacks high level accounting or financial reporting education or experience and has no experience in managing and operating a public company that is a reporting company with the SEC, subject to U.S. securities law, and preparing financial statements according to U.S. GAAP (the “Reporting Laws”), and may likely rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Management’s failure to comply with the Reporting Laws may have a material adverse effect on our business operations.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any November 30 before that time, we would cease to be an “emerging growth company” as of the following November 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

If we become a public company, we also expect that it may be more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Common Stock

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The offering price of our common stock was determined based on the price of our private offering, and therefore should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to our actual value, and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.01 per share for the shares of common stock was determined based on the price of our private offering. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

You may experience dilution of your ownership interest because we may issue additional shares of our common stock in the future.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 65,000,000 shares of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

Our common stock is a penny stock as defined in Section 3(a)(51) of the Exchange Act. If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Since our officer and director currently owns 87.43% of the outstanding shares of common stock, investors may find that our director’s decisions are contrary to their interests.

Currently, our officer and director owns approximately 87.43% of the outstanding shares of common stock of the Company. As a result, she may be able to elect all of our directors and control the direction of the Company, even if a substantial number of shares are sold in this offering. The director of the company’s interests may differ from the interests of other stockholders. Factors that could cause her interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time she is able to devote to the Company.

Exclusively, our director will make all decisions regarding the management of the Company’s affairs. Purchasers of the offered shares may not participate in the management of the Company and, therefore, are dependent upon the management abilities of the Company’s director. The only assurance that the stockholders of the Company, including purchasers of the offered shares, have that the Company’s director will not abuse her discretion in executing the Company’s business affairs is her fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Accordingly, no person should purchase the offered shares unless that person is willing to entrust all aspects of management to the Company’s director, or her successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of the Company’s management.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 29 Church Street, South Orange, New Jersey 07079, and our telephone number is (201) 317-6922. We do not have a lease agreement for this residential property and are permitted to use this property from family at no cost to conduct our business operations. We do not believe there is any material risk with respect to our ability to continue to operate at our principal executive office.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a.	Market Information

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

b.	Holders of Common Stock

As of March 11, 2014, a total of 9,150,000 shares of the Company’s common stock are currently outstanding held by approximately 33 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC, located at 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516.

c.	Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

d.	Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted an equity compensation plan. At the present time, there are no securities authorized for issuance under any equity compensation plans.

Rule 10B-18 Transactions

During the year ended November 30, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not already reported on the Company’s Registration Statement on Form S-1, quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Plan of Operation

Over the next 12 months we intend to market our services by performing in person sales calls to senior citizen residential property offices, nursing homes and senior care facilities and posting flyers in our Local Network targeting elderly residences (the “Marketing Plan”). Our current focus is to generate revenue to support our business operations by executing our Marketing Plan to senior care facilities throughout New York City, Northern New Jersey, Westchester County, New York and the Southern Connecticut area (the “Local Network”). At this time, we have provided services throughout New York City and Northern New Jersey. We believe the market in the Local Network for the Company’s potential clients is large without many competitors. NASMM lists less than 100 Seniors Move Managers in our Local Network while this region together holds large populations of residents relative to suburban regions. We intend to focus the scope of our operations in the most densely populated urban communities of the Local Network.

Revenue

We plan to generate revenue through word of mouth, the Marketing Plan, and entering into strategic agreements in our Local Network to be the exclusive senior move manager for elderly care and nursing facilities (the “Care Facilities”). We believe the Care Facilities would be inclined to enter into strategic agreements with the Company because we believe clients of the Care Facilities are uncomfortable making a transition out of their long-time home. We believe our senior move management services would benefit these Care Facilities by providing a level of comfort to their clients through personalized senior move management services. In order to enter into these strategic agreements, terms will have to be negotiated and we may have to reduce our fees as a concession to obtain business.

We intend to use the proceeds from our private placement (i) to pay operating and business development expenses, (ii) to pay other expenses related to marketing of our moving services, and (iii) for general working capital. Amounts actually expended and the timing of expenditures may vary considerably based on several factors including our results of operations. However, the proceeds generated from our private placement are not sufficient to pay for our operating costs for the next 12 months. As a result, the Company may finance its operations through debt, equity or credit financing. If we are unable to secure this funding, our sole officer and director has verbally agreed to provide capital to support our business operations, offering expenses and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide capital.

Please see our liquidity and capital resources below for a more detailed explanation as to our plans on meeting our operating costs for 12 months from November 30, 2013.

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations and a net loss of $40,421 for the fiscal year ended November 30, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

If we are unable to secure additional funding in the manner noted above, our sole officer and director has verbally agreed to provide capital to support our business operations, offering expenses and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide capital. We believe this provides the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the year ended November 30, 2012 as compared to the year ended November 30, 2013.

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of income and expense items to net earnings (loss) for the respective periods presented (components may not add or subtract to totals due to rounding):

	For the year ended November 30, 2013	For the year ended November 30, 2012

Revenue	$1,900	$2,952
Operating Expenses
Salary expense	$25,000	$21,552
Legal and Professional	$11,980	$3,652
Selling, general and administrative	$5,341	$6,480
Total Operating Expenses	$42,321	$31,684
Net gain (loss) from operations	$(40,421)	$(28,732)
Net Income/(Loss)	$(40,421)	$(28,732)

Revenue

Revenues for the year ended November 30, 2012 were $2,952 as compared to $1,900 for the year ended November 30, 2013. The decrease in revenues for the year ended November 30, 2013 was primarily attributable to a decrease in referrals from a Care Facility.

For each of our clients our sole officer and director performed senior move management services, including, but not limited to general home organization, item logging, storage or disposal analysis, oversight of sales of belongings, preparing and monitoring shipping of items to family and friends, preparing of residence for arrival of new home owners, oversight of physical move by third parties, organization of documents, packing and unpacking belongings, and liaising with moving companies and cleaning service providers.

The market for our services is the Local Network (as defined above), which has various Care Facilities that the elderly consider when making a moving transition. If these Care Facilities cease business operations, stop referring us business or no longer need our services it may have an unfavorable impact on our net sales, revenues, or income from continuing operations.

Operating Expenses

Operating expenses for the year ended November 30, 2012 were $31,684 as compared to $42,321 for the year ended November 30, 2013. The increase in operating expenses for these periods was primarily attributable to an increase in professional fees due for our reporting company expenses and salary expense to our sole officer and director to implement our business plan.

Net loss

As a result of the above factors, we incurred a net loss of $28,732 for the year ended November 30, 2012 as compared to $40,421 for the year ended November 30, 2013. The increase in our net loss is primarily attributable to our salary expense and increase in professional fees.

Liquidity and Capital Resources

As of November 30, 2013, we had $201 in cash. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	For the year ended November 30, 2013	For the year ended November 30, 2012	For the period from December 29, 2010 (Inception) to November 30, 2013

Net cash used in operating activities	$(6,753)	$860	$(7,779)
Net cash provided by financing activities	$0	$7,500	$7,980
Cash used in investing activities	$0	$0	$0
Net increase (decrease) in cash	$(6,753)	$6,640	$201
Cash, beginning of period	$6,954	$314	$0
Cash, end of period	$201	$6,954	$201

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been the cost of moving supplies such as boxes, cartons and other containers for our client’s transition and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers; and

o	The cost of being a public company

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. At November 30, 2013, we had a cash balance of $201. Since inception, we raised $7,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise additional capital to fund our operating expenses, pay our obligations, and grow our company.

We do not plan to be profitable in 2014. Therefore, our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

If we are unable to secure additional funding in the manner noted above, our sole officer and director has verbally agreed to provide capital to support our business operations and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide capital. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, comittments and contigencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-34 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2013.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2013.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our sole officer and director as of March 11, 2014.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Victoria Young	26	President, Chief Executive Officer, Chief Financial Officer and Director	February 2012

The Company’s sole director serves in such capacity until the first annual meeting of the Company’s shareholders and until her successor(s) has been elected and qualified. The Company’s sole officer serves at the discretion of the Company’s board of directors, until her death, or until she resigns or has been removed from office.

There are no agreements or understandings for our sole officer and director to resign at the request of another person and our sole officer and director is not acting on behalf of or will not act at the direction of any other person. The activities of our sole officer and director are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Victoria Young – Chief Executive Officer, Director

Victoria Young, age 26, has served as our president, chief executive officer and sole director since inception. From September 2013 to present Mr. Young has been employed as a recruiter at a recruitment firm located in Manhattan, New York. In this role, Ms. Young is responsible for placing legal, financial and entertainment professionals with employment opportunities in the New York City metro area. From November 2011 to August 2013, Ms. Young worked as an agent assistant at Abrams Artist Agency, located in Manhattan, New York. In this role Ms. Young acts as a liaison between advertisement agency producers, casting directors and talent to find roles which fit the characteristics of the agency’s clients. From June 2006 to September 2011, Ms. Young was employed as an administrator at Delta Resources International, a boutique search firm for technology companies and sales executives located in North Jersey. In this role Ms. Young was responsible for maintaining client relations, arranging meetings, conducting research to find new leads and reviewing materials for prospective clients. Since December 2010, Ms. Young has provided senior move management services with the Company. Ms. Young attended the University of Colorado at Boulder where she earned an undergraduate degree in International Affairs. We believe Ms. Young’s education, experience communicating with clients, arranging meetings, and conducting research to find new leads as an agent assistant and administrator provide the necessary attributes to serve as a director of the Company. Ms. Young does not currently serve as a director of any other entity and none of the foregoing entities mentioned are a parent, subsidiary or affiliate of the Company.]

Family Relationships

There are no family relationships among our sole office and director, or persons nominated or chosen by the Company to become directors or executive officers.

Executive Legal Proceedings

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Committees of the Board of Directors

At this time, we do not have any committees of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of November 30, 2013.

Code of Ethics

We adhere to the code of conduct and ethics as outlined by the National Association of Senior Move Managers.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended November 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Victoria Young	2013	$25,000	-	,	-	-	-	-	$25,000
Chief executive officer and director	2012	$21,552	-	8,000	-	-	-	-	$29,552

(1)	Represents 8,000,000 founder shares of common stock valued at $0.001/share.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of November 30, 2013.

Director Compensation

Our director is reimbursed for expenses incurred by her in connection with attending board of director meetings. She does not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our sole director.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of her employment.

Employment Contracts

On October 27, 2012, the Company entered into an employment agreement with its sole officer and director (the “Executive”). The Executive is to be paid $25,000 per annum. In addition, the Executive may receive a performance bonus equal to fifty percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is fifty thousand dollars ($50,000) for the year 2013. The Executive’s bonus shall not exceed twenty five thousand dollars ($25,000). The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least thirty (30) days prior to the expiration of the one-year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 11, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The percentage is calculated based on 9,150,000 shares of our common stock outstanding as of March 11, 2014.

Executive Officers, Directors, and More than 5% Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors
Victoria Young 29 Church Street South Orange, New Jersey 07079	Common Stock	8,000,000	87.43%

Directors and executive officers as a group (1 persons)	Common Stock	8,000,000	87.43%

Other 5% Holders:
None

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 1, 2012, the Company issued 8,000,000 shares of common stock to its founder, Victoria Young, having a fair value of $8,000 ($0.001/share) in exchange for founder services rendered.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Our director or officer;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ms. Young is not considered independent because she is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended November 30, 2013 and 2012, were approximately $7,500 and $5,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended November 30, 2013 and 2012.

c. Tax Fees: Aggregate fees billed by Silberstein Ungar, PLLC for tax services for the year ended November 30, 2013, were $0. Aggregate fees billed by Silberstein Ungar, PLLC for tax services for the year ended November 30, 2012 were $0.

d. All Other Fees: Aggregate fees billed for professional services provided by Silberstein Ungar, PLLC other than those described above were approximately $1,500 for the year ended November 30, 2013 and $0 for the year ended November 30, 2012.These fees were primarily for review of the Company’s registration statements and other minor due diligence projects.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Asset Transfer Agreement**

3.1	Articles of Incorporation**

3.1.2	Certificate of Correction**

3.2	Bylaws**

10.1	Employment Agreement**

23.1	Auditor Consent*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith
**Incorporated herein by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUTTERBUG MOVE MANAGEMENT, INC.

Date: March 11, 2014	By:	/s/ Victoria Young
	Name:	Victoria Young
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victoria Young	Director, Chief Executive Officer, President, Principal	March 11, 2014
Victoria Young	Executive Officer, Principal Financial Officer and Principal Accounting Officer

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

NOVEMBER 30, 2013

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of November 30, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended November 30, 2013 and 2012 and the period from December 29, 2010 (date of inception) to November 30, 2013	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) as of November 30, 2013	F-3

Consolidated Statements of Cash Flows for the years ended November 30, 2013 and 2012 and the period from December 29, 2010 (date of inception) to November 30, 2013	F-4

Notes to Consolidated Financial Statements	F-6–F-10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Clutterbug Move Management, Inc.
South Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Clutterbug Move Management, Inc. (a development stage company) as of November 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from December 29, 2010 (date of inception) to November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clutterbug Move Management, Inc. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended November 30, 2013 and 2012, and the period from December 29, 2010 (date of inception) to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 9, 2013

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2013 AND 2012

ASSETS
	2013	2012
CURRENT ASSETS
Cash	$201	$6,954
Accounts receivable, net	-	1,063
Prepaid expenses and other current assets	614	590
TOTAL CURRENTS ASSETS	815	8,607

TOTAL ASSETS	$815	$8,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,922	$7,293
Accrued salary - officer	26,352	2,352
TOTAL LIABILITIES	42,274	9,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 9,150,000
shares issued and outstanding, as of November 30, 2013 and November 30, 2012	9,150	9,150
Additional paid in capital	18,510	18,510
Accumulated deficit	(69,119)	(28,698)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(41,459)	(1,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$815	$8,607

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD FROM DECEMBER 29, 2010 (INCEPTION) TO NOVEMBER 30, 2013

	For The Years Ended		For the period from December 29, 2010 (Inception) to
	November 30,		November 30,
	2013	2012	2013

REVENUES	$1,900	$2,952	$10,547

OPERATING EXPENSES
Salary expense	25,000	21,552	50,054
Selling, general and administrative	5,341	6,480	11,821
Legal and professional	11,980	3,652	17,791
Total Operating Expenses	42,321	31,684	79,666

NET LOSS FROM OPERATIONS AND BEFORE PROVISION FOR INCOME TAXES	(40,421)	(28,732)	(69,119)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(40,421)	$(28,732)	$(69,119)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,150,000	8,882,261

CLUTTERBUG MOVE MANAGEMENT, INC.
 CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDER'S EQUITY / (DEFICIT)
AS OF NOVEMBER 30, 2013

	Preferred stock		Common stock		Additional Paid in	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Total

Balance, December 29, 2010(Inception)		$-	-	$-	$-	$-	$-	$-

Contributed Capital			-	-	-	480		480

Net loss for the period December 29 2010 (Inception) to November 30, 2011	-	-	-	-	-	34	-	34

Balance November 30, 2011	-	-	-	-	-	514	-	514

Net income for the period from December 1, 2011 to January 31, 2012	-	-	-	-	-	311	(311)	-

Member’s equity converted to stock	-	-	200,000	200	280	(480)	-	-

Net assets transferred to Corporation	-	-	-	-	-	(345)	345	-

Issuance of common stock to founder for services rendered at $.001 per share	-	-	8,000,000	8,000	11,200	-	-	19,200

Common stock issued for services at $.0024 per share	-	-	200,000	200	280	-	-	480
				-
Common stock sold for cash at $.01 per share	-	-	750,000	750	6,750	-	-	7,500
				-
Net loss for year ended November 30, 2012	-	-	-	-	-	-	(28,732)	(28,732)

Balance November 30, 2012	-	-	9,150,000	9,150	18,510	-	(28,698)	(1,038)

Net loss for year ended November 30, 2013	-	-	-	-	-	-	(40,421)	(40,421)

Balance November 30, 2013	-	$-	9,150,000	$9,150	$18,510	$-	$(69,119)	$(41,459)

CLUTTERBUG MOVE MANAGEMENT, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED  NOVEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD FROM DECEMBER 29, 2010 (INCEPTION) TO NOVEMBER 30, 2013

	For The Years Ended		For the period from December 29, 2010 (Inception) to
	November 30,		November 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,421)	$(28,732)	$(69,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	19,680	19,680
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	1,063	(863)	-
Increase in prepaid expenses	(24)	(590)	(614)
Increase in accounts payable and accrued expenses	8,629	7,293	15,922
Increase in accrued salaries	24,000	2,352	26,352
Net Cash Used In Operating Activities	(6,753)	(860)	(7,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	480
Sale of common stock, net of offering costs	-	7,500	7,500
Net Cash Provided by Financing Activities	-	7,500	7,980

NET INCREASE (DECREASE) IN CASH	(6,753)	6,640	201

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,954	314	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201	$6,954	$201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets of LLC transferred to corporation	$-	$345	$345
Member’s equity converted to common stock	$-	$480	$480

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

Basis of Consolidation
The consolidated financial statements include the accounts of Clutterbug Move Management, Inc., and Clutterbug for Seniors, LLC (collectively, the “Company”). All material intercompany transactions have been eliminated.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2013 and November 30, 2012, the Company had $201 and $6,954 of unrestricted cash to be used for future business operations. There were no cash equivalents at November 30, 2013 and November 30, 2012.

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

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

Share-Based Payments
Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded as general and administrative expense.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2013 and 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company did not have any potential common stock equivalents at November 30, 2013 and 2012.

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $40,421 and net cash used in operations of $6,753 for the year ended November 30, 2013.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement
On October 27, 2012 the Company entered into an employment agreement with its President. The agreement was amended on May 9, 2013. The President is to be paid $25,000 per annum. In addition to the Base Salary, the Executive may receive a performance bonus equal to Fifty Percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is Fifty Thousand Dollars $50,000 for the year 2013. Notwithstanding anything to the contrary, the Executive’s bonus shall not exceed Twenty Five Thousand Dollars $25,000. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period. At November 30, 2013 and November 30, 2012, the Company’s President was owed accrued salary of $26,352 and $2,352, respectively.

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

NOTE 3 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 4 – INCOME TAXES

From inception, December 29, 2010 to January 31, 2012, the Company, with the consent of its shareholder, elected to be taxed as a sole proprietorship under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the members of a Limited Liability Corporation are taxed individually on their proportionate share of the Company’s taxable income.

Effective February 1, 2012 the Company became taxable as a regular corporation under the provisions of the Internal Revenue Code.

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $69,000 at November 30, 2013, expiring beginning in 2032. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The provision for Federal income tax consists of the following at November 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$13,743	$9,758
Less: valuation allowance	(13,743)	(9,758)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$23,501	$9,758
Valuation allowance	(23,501)	(9,758)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.