Form 10-Q
period 2014-05-31
Clutterbug Move Management, Inc.
filed 2014-07-07
CIK 1571759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

As of July 7, 2014, there were 9,150,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLUTTERBUG MOVE MANAGEMENT, INC  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	May 31,	November 30,
	2014	2013
ASSETS
CURRENT ASSETS

Cash	$179	$201
Prepaid expenses and other current assets	124	614
TOTAL CURRENTS ASSETS	303	815

TOTAL ASSETS	$303	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,985	$15,922
Accrued salary officers	38,852	26,352
Due to related party	8,148	-
TOTAL LIABILITIES	74,985	42,274

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 9,150,000 shares issued and outstanding, as of May 31, 2014 and November 30, 2013	9,150	9,150
Additional paid in capital	18,510	18,510
Accumulated deficit	(102,342)	(69,119)
TOTAL STOCKHOLDERS' DEFICIT	(74,682)	(41,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303	$815

CLUTTERBUG MOVE MANAGEMENT, INC  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND 2013 AND
FOR THE PERIODS FROM DECEMBER 29, 2010 (INCEPTION) TO MAY 31, 2014
(UNAUDITED)

	For The Three Months Ended May 31,		For The Six Months Ended May 31,		For the period from December 29, 2010 (Inception) to
	2014	2013	2014	2013	May 31, 2014

REVENUES	$421	$252	$715	$984	$11,262

OPERATING EXPENSES

Salary expense	6,250	6,250	12,500	12,500	62,554
Selling, general and administrative	3,442	4,346	5,688	5,507	17,509
Legal and professional	5,600	3,025	15,750	5,525	33,541
Total Operating Expenses	15,292	13,621	33,938	23,532	113,604

Net loss from operations	(14,871)	(13,369)	(33,223)	(22,548)	(102,342)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(14,871)	(13,369)	(33,223)	(22,548)	(102,342)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME / (LOSS)	$(14,871)	$(13,369)	$(33,223)	$(22,548)	$(102,342)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,150,000	9,150,000	9,150,000	9,150,000

CLUTTERBUG MOVE MANAGEMENT, INC  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2014 AND 2013 AND
FOR THE PERIODS FROM DECEMBER 29, 2010 (INCEPTION) TO MAY 31 2014
(UNAUDITED)

	For The Six Months Ended May 31,		For the period from December 29, 2010 (Inception) to May 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,223)	$(22,548)	$(102,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-	19,680
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	1	1,063	1
Decrease / (increase) in prepaid expenses	490	470	(124)
Increase in accounts payable and accrued expenses	12,062	4,568	27,984
Increase in accrued salaries	12,500	12,500	38,852
Net Cash Used In Operating Activities	(8,170)	(3,947)	(15,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	480
Due to related party	8,148		8,148
Sale of common stock, net of offering costs	-	-	7,500
Net Cash Provided by Financing Activities	8,148	-	16,128

NET INCREASE (DECREASE) IN CASH	(22)	(3,947)	179
	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201	6,955	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179	$3,008	$179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets of LLC transferred to corporation	$-	$-	$345
Member’s equity converted to common stock	$-	$-	$480

CLUTTERBUG MOVE MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

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

Basis of Presentation
The accompanying unaudited condensed financial statements are presented in US dollars, have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended May 31, 2014 and 2013 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2014 and November 30, 2013, the Company had $179 and $201 of unrestricted cash to be used for future business operations. There were no cash equivalents at May 31, 2014 and November 30, 2013.

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

Earnings per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company did not have any potential common stock equivalents at May 31, 2014 and 2013.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $33,223 and net cash used in operations of $8,170 for the six months ended May 31, 2014.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement
On October 27, 2012 the Company entered into an employment agreement with its President. The agreement was amended on May 9, 2013. The President is to be paid $25,000 per annum. In addition to the Base Salary, the Executive may receive a performance bonus equal to Fifty Percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is Fifty Thousand Dollars $50,000 for the year 2013. Notwithstanding anything to the contrary, the Executive’s bonus shall not exceed Twenty Five Thousand Dollars $25,000. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period. At May 31, 2014 and November 30, 2013, the Company’s President was owed accrued salary of $38,852 and $26,352, respectively.

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

NOTE 4 – DUE TO RELATED PARTY

During the six months ended May 31, 2014 the Company’s President advanced the Company a total of $8,148 for operating expense. These amounts are non interest bearing and payable upon demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Clutterbug Move Management, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Our current plan of operation is to continue to provide our senior move management services to the elderly throughout New York City, Northern New Jersey, Westchester County, New York and the Southern Connecticut area (the “Local Network”). Over the next 12 months we plan to continue to expand our business throughout the Local Network. At this time, we have already provided services throughout New York City and Northern New Jersey. We continue to plan on focusing the scope of our operations in the most densely populated urban communities of the Local Network.

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations and a net loss of $14,871 and $33,223 for the three and six months ended May 31, 2014 and a net loss from inception to the period ended May 31, 2014 of $102,342. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to secure additional funding in the manner noted above, our sole officer and director has verbally agreed to provide capital to support our business operations, offering expenses and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement on Form S-1. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide the Company with capital. We believe this provides the opportunity for the Company to continue as a going concern.

Referrals

A referral occurs when a care facility facilitates the arrangement of our services to assist the relocation of an individual transitioning into an elderly care facility or nursing home (the “Care Facilities”). We generate revenue by receiving referrals from the Care Facilities. We cannot provide any assurances that the Care Facilities will continue to refer us business to support our operations. If these Care Facilities no longer provide us with referrals it will likely have a material unfavorable impact on revenues. The revenues as described in this section are not derived solely from one particular Care Facility. We generate revenue by means other than referrals from the Care Facilities, such as advertising to potential clients in our Local Network and generating engagements through word-of-mouth from clients who are satisfied with the quality of our work. We believe the amount of referrals to the Company from the Care Facilities fluctuates based on nursing home and care facility market conditions, for example, the volume of senior citizens making the transition to the Care Facilities. Therefore, the Company is uncertain as to how many referrals it will receive for the next 6-12 months.

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

Results of Operations

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the six months ended May 31, 2014	For the six months ended May 31, 2013	For the period from December 29, 2010 (Inception) to May 31, 2014

Revenue	$421	$252	$715	$984	$11,262
Operating Expenses
Salary expense	$6,250	6,250	12,500	12,500	62,554
Legal and Professional	$5,600	3,025	15,750	5,525	33,541
Selling, general and administrative	$3,442	4,346	5,688	5,507	17,509
Total Operating Expenses	$15,292	13,621	33,938	23,532	113,604
Net gain (loss) from operations	$(14,871)	(13,369)	(33,223)	(22,548)	(102,342)
Net Income/(Loss)	$(14,871)	(13,369)	(33,223)	(22,548)	(102,342)

For the Three and Six Months Ended May 31, 2014 and May 31, 2013

Revenue

During the three months ended May 31, 2014 and May 31, 2013, the Company generated $421 and $252 in revenue, respectively. Our decrease in revenue during this time period is primarily attributable to a decrease in marketing and loss of referrals from a care facility.

During the six months ended May 31, 2014 and May 31, 2013, the Company generated $715 and $984 in revenue, respectively. Our decrease in revenue during this time period is primarily attributable to a decrease in marketing and loss of referrals from a care facility.

Total Operating Expenses

During the three months ended May 31, 2014 and May 31, 2013, the total operating expenses of the company were $15,292 and $13,621, respectively. The increase in our operating expenses is primarily due to the company’s salary expense to its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

During the six months ended May 31, 2014 and May 31, 2013, the total operating expenses of the company were $33,938 and $23,532, respectively. The increase in our operating expenses is primarily due to the company’s salary expense to its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss from Operations

Net loss from operations for the three months ended May 31, 2014 and May 31, 2013 were $(14,871) and $(13,369), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net loss from operations for the six months ended May 31, 2014 and May 31, 2013 were $(33,223) and $(22,548), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss

Net loss for the three months ended May 31, 2014 and May 31, 2013 were $(14,871) and $(13,369). The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

Net loss for the six months ended May 31, 2014 and May 31, 2013 were $(33,223) and $(22,548). The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2014 and November 30, 2013.

	May 31, 2014	November 30, 2013
Current Assets	$303	815
Current Liabilities	$74,985	42,274
Working Capital Deficit	$(74,682)	$(41,459)

At May 31, 2014, we had a working capital deficit of $(74,682), as compared to a working capital deficit of $(41,459), at November 30, 2013, an increase of $33,223. The increase is primarily related to an increase in salary expense due to our sole officer and director and an increase in administrative costs associated with being a public reporting company.

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

For the Six Months Ended May 31, 2014 and May 31, 2013 and for the period from December 29, 2010 (Inception) to May 31, 2014

Net cash used in operating activities for the six months ended May 31, 2014 and May 31, 2013, was $(8,170) and $(3,947), respectively. Net cash used in operating activities for the period from December 29, 2010 (Inception) to May 31, 2014 was $(15,949). The net loss for the six months ended May 31, 2014 and for the six months ended May 31, 2013, was $(33,223) and $(22,548), respectively. The net loss for the period from December 29, 2010 (Inception) to May 31, 2014 was $(102,342). Cash used in operating activities for the six months ended May 31, 2014 and May 31, 2013, was primarily for professional fees and administrative costs associated with being a public reporting company.

Net cash obtained through all financing activities for the six months ended May 31, 2014, May 31, 2013, and the period from December 29, 2010 (Inception) to May 31, 2014, was $8,148, 0, and $16,128, respectively. Net cash obtained through financing activities for the six months ended May 31, 2014, May 31, 2013 and for the period from December 29, 2010 (Inception) to May 31, 2014, consisted of net proceeds from our offering of common stock and capital contributions to the Company.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended May 31, 2014.

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

CLUTTERBUG MOVE MANAGEMENT, INC.

Date: July 7, 2014	By:	/s/ Victoria Young
	Name:	Victoria Young
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)