Form 10-Q
period 2014-08-31
Clutterbug Move Management, Inc.
filed 2014-10-20
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

As of October 20, 2014, there were 9,150,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31,	November 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$708	$201
Prepaid expenses and other current assets	-	614
TOTAL CURRENTS ASSETS	708	815

TOTAL ASSETS	$708	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,967	$15,922
Accrued salary officers	45,102	26,352
Due to related party	10,488	-
TOTAL LIABILITIES	86,557	42,274

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 9,150,000 shares issued and outstanding, as of August 31, 2014 and November 30, 2013	9,150	9,150
Additional paid in capital	18,510	18,510
Accumulated deficit	(113,509)	(69,119)
TOTAL STOCKHOLDERS' DEFICIT	(85,849)	(41,459)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$708	$815

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2014 AND 2013

(UNAUDITED)

	For The Three Months Ended August 31,		For The Nine Months Ended August 31,
	2014	2013	2014	2013

REVENUES	$360	$916	$1,075	$1,900

OPERATING EXPENSES

Salary expense	6,250	6,250	18,750	18,750
Selling, general and administrative	800	1,786	4,680	7,292
Legal and professional	4,477	-	22,035	5,525
Total Operating Expenses	11,527	8,036	45,465	31,567

Net loss from operations	(11,167)	(7,120)	(44,390)	(29,667)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,167)	(7,120)	(44,390)	(29,667)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS)	$(11,167)	$(7,120)	$(44,390)	$(29,667)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,150,000	9,150,000	9,150,000	9,150,000

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2014 AND 2013

(UNAUDITED)

	For The Nine Months Ended
	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,390)	$(29,667)
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	-	1,063
Increase in prepaid expenses	614	(269)
Increase in accounts payable and accrued expenses	15,045	6,362
Increase in accrued salaries	18,750	18,750
Net Cash Used In Operating Activities	(9,981)	(3,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	10,488	-
Net Cash Provided by Financing Activities	10,488	-

NET INCREASE IN CASH	507	(3,761)
	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201	6,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$708	$3,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

CLUTTERBUG MOVE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in US dollars, have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended August 31, 2014 and 2013 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2014 and November 30, 2013, the Company had $708 and $201 of unrestricted cash to be used for future business operations. There were no cash equivalents at August 31, 2014 and November 30, 2013.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and due to related party. The carrying amount of the Company’s short term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 2 regarding going concern matters.

CLUTTERBUG MOVE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company did not have any potential common stock equivalents at August 31, 2014 and 2013.

CLUTTERBUG MOVE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $44,389 and net cash used in operations of $9,981 for the nine months ended August 31, 2014.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On October 27, 2012 the Company entered into an employment agreement with its President. The agreement was amended on May 9, 2013. The President is to be paid $25,000 per annum. In addition to the Base Salary, the Executive may receive a performance bonus equal to Fifty Percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is Fifty Thousand Dollars $50,000 for the year 2013. Notwithstanding anything to the contrary, the Executive’s bonus shall not exceed Twenty Five Thousand Dollars $25,000. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period. At August 31, 2014 and November 30, 2013, the Company’s President was owed accrued salary of $45,102 and $26,352, respectively.

CLUTTERBUG MOVE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 4 – DUE TO RELATED PARTY

During the Nine months ended August 31, 2014 the Company’s President advanced the Company a total of $10,488 for operating expense. These amounts are non interest bearing and payable upon demand.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations and a net loss of $11,166 for the three months ended August 31, 2014 and a net loss for the nine months ended August 31, 2014 of $$44,389. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we are unable to secure additional funding in the manner noted above, our sole officer and director has verbally agreed to provide capital to support our business operations, offering expenses and reporting expenses as disclosed in Exhibit 10.2 to our amended registration statement on Form S-1. However, the Company has no recourse against our sole officer and director in the event that she is unable to provide the Company with capital. We believe this provides the opportunity for the Company to continue as a going concern.

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

Results of Operations

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	For the nine months ended August 31, 2014	For the nine months ended August 31, 2013

Revenue	$360	$916	$1,075	$1,900
Operating Expenses
Salary expense	$6,250	6,250	18,750	18,750
Legal and Professional	$4,477	-	22,035	5,525
Selling, general and administrative	$800	1,786	4,680	7,292
Total Operating Expenses	$11,526	8,036	45,464	31,567
Net Income (loss) from operations	$(11,167)	(7,120)	(44,390)	(29,667)
Net Income/(Loss)	$(11,167)	(7,120)	(44,390)	(29,667)

For the Three and Nine Months Ended August 31, 2014 and August 31, 2013

Revenue

During the three months ended August 31, 2014 and August 31, 2013, the Company generated $360 and $916 in revenue, respectively. Our decrease in revenue during this time period is primarily attributable to a decrease in marketing and loss of referrals from a care facility.

During the nine months ended August 31, 2014 and August 31, 2013, the Company generated $1,075 and $1,900 in revenue, respectively. Our decrease in revenue during this time period is primarily attributable to a decrease in marketing and loss of referrals from a care facility.

Total Operating Expenses

During the three months ended August 31, 2014 and August 31, 2013, the total operating expenses of the company were $11,527 and $8,036, respectively. The increase in our operating expenses is primarily due to the company’s salary expense to its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

During the nine months ended August 31, 2014 and August 31, 2013, the total operating expenses of the company were $45,464 and $31,567, respectively. The increase in our operating expenses is primarily due to the company’s salary expense to its sole officer and director and an increase in general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss from Operations

Net loss from operations for the three months ended August 31, 2014 and August 31, 2013 were $(11,167) and $(7,120), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net loss from operations for the nine months ended August 31, 2014 and August 31, 2013 were $(44,390) and $(29,667), respectively. The net loss from operations was primarily attributable to the salary expense and general and administrative expenses due to the costs associated with being a public reporting company.

Net Loss

Net loss for the three months ended August 31, 2014 and August 31, 2013 were $(11,167) and $(7,120). The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

Net loss for the nine months ended August 31, 2014 and August 31, 2013 were $(44,390) and $(29,667). The net loss was primarily attributable to the salary expense and the general and administrative expenses due to the costs associated with being a public reporting company.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2014 and November 30, 2013.

	August 31, 2014	November 30, 2013
Current Assets	$708	$815
Current Liabilities	$86,557	$42,274
Working Capital Deficit	$(85,849)	$(41,459)

At August 31, 2014, we had a working capital deficit of $(85,849), as compared to a working capital deficit of $(41,459), at November 30, 2013, an increase of $44,390. The increase is primarily related to an increase in salary expense due to our sole officer and director and an increase in administrative costs associated with being a public reporting company.

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

For the Nine Months Ended August 31, 2014 and August 31, 2013

Net cash used in operating activities for the nine months ended August 31, 2014 and August 31, 2013, was $(9,981) and $(3,761), respectively. The net loss for the nine months ended August 31, 2014 and for the nine months ended August 31, 2013, was $(44,390) and $(29,667), respectively. Cash used in operating activities for the nine months ended August 31, 2014 and August 31, 2013, was primarily for professional fees and administrative costs associated with being a public reporting company.

Net cash obtained through all financing activities for the nine months ended August 31, 2014 and August 31, 2013 was $10,488 and 0, respectively. Net cash obtained through financing activities for the nine months ended August 31, 2014 consisted of loans from related parties.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2014.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUTTERBUG MOVE MANAGEMENT, INC.

Date: October 20, 2014	By:	/s/ Victoria Young
	Name:	Victoria Young
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

