Form 10-K
period 2014-11-30
iNeedMD Holdings, Inc.
filed 2015-03-16
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2014: $0.

As of March 16, 2015, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity is 48,014,424.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of capital to meet our business operation requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	actions taken or not taken by third-parties, including our providers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	changes in our business and growth strategy or development plans;

●	other factors discussed under the section entitled “Key Information About the Company” and “Risk Factors” or elsewhere in this annual report.

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

As disclosed in the Risk Factors section, the Company’s success depends on the personalized services of our sole officer and director, however:

●	Our sole officer and director does not have experience in managing a public company that is a reporting company with the SEC;

●	Our sole officer and director has no high level accounting or financial reporting education or experience;

●	Our sole officer and director has devoted only part-time status to the company to date; and

●	Our sole officer and director does not have extensive professional relationships in our target markets.

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

Our goal is to simplify a senior citizen's relocation by providing the personal assistance our clients need to move with ease. Our personal care and services are designed to help clients move efficiently by assisting with space and timetable planning, downsizing belongings, sorting possessions, organizing sales and donations, overseeing the transition of items to storage, packing and unpacking, setting up our client’s new residence, arranging third party moving services and coordinating the reception of our clients and their belongings with the elderly care facilities and nursing homes in New York City, Northern New Jersey, Westchester County, New York and the Southern Connecticut area (the “Local Network”). These services are the core of our business operations which we receive monetary compensation. Our principal office is located at 29 Church Street, South Orange, New Jersey 07079. We maintain a website at http://www.clutterbugseniors.com.

We are general members of the National Association of Senior Move Managers (“NASMM”), which provides accreditation, ethical guidelines, best practices, as well as marketing resources and partnerships in our industry. In order to become a general member of NASMM we were required to accomplish the following:

●	Directly provide four of five core services to customers;

o	Customized Floor Plans

o	Move Management/Move Oversight

o	Sorting Services

o	Setting Up New Residence

o	Disposal/Dispersal of Remaining Items

●	Take and pass NASMM's two Cornerstone Courses: 1) Safety and 2) Ethics & Accountability;

●	Provide proof of general business liability insurance;

●	Provide two (2) letters of recommendation from senior clients we have moved; and

●	Provide a copy of our marketing material or a link to a live website that highlights our senior move management services.

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

Marketing

Our marketing approach is focused on working with industry participants and service providers such as elderly residential placement agents, senior citizen residential property offices, organizations for the elderly, nursing homes, senior care facilities and rehabilitation clinics to assist prospective incoming residents and patients making the move to a new facility. We directly provide and distribute marketing and promotional documentation to these facilities as well as maintain an informative and interactive website. Word-of-mouth has proven to be our most valuable form of marketing. Over the next 6 months we intend to market our services in one or more of the following manners:

●	Perform in-person sales calls to senior citizen residential property offices, nursing homes and senior care facilities

●	Post flyers in our Local Network targeting elderly residences

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

If we are not successful in raising sufficient equity capital through this offering or other financing prior to the time we are able to generate sufficient cash flows to meet our obligations as they come due, we will be required to reduce our marketing efforts and business operations. We have a net loss of $48,626 and $40,421 for the fiscal year end November 30, 2014 and November 30, 2013, respectively. If we are not successful in increasing our revenue, reducing our expenses and raising additional capital, we may not be able to continue as a going concern.

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

Our management lacks high level accounting or financial reporting education or experience and has no experience in managing and operating a public company that is a reporting company with the SEC, subject to U.S. securities law, and preparing financial statements according to U.S. GAAP, and may likely rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

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

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements amounting to approximately $15,000 per year. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

As of March 16, 2015, a total of 48,014,424 shares of the Company’s common stock are currently outstanding held by approximately 210 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC, located at 18 Lafayette Place, Woodmere, New York 11598.

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

Rule 10B-18 Transactions

During the year ended November 30, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Please see our liquidity and capital resources below for a more detailed explanation as to our plans on meeting our operating costs for 12 months from November 30, 2014.

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations.  We had a net loss of $48,626 for the fiscal year ended November 30, 2014 and our liabilities exceed our assets by $90,085. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Results of Operations

Results of operations for the year ended November 30, 2013 as compared to the year ended November 30, 2014.

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of income and expense items to net earnings (loss) for the respective periods presented (components may not add or subtract to totals due to rounding):

	For the year ended November 30, 2014	For the year ended November 30, 2013

Revenue	$3,024	$1,900
Operating Expenses
Salary expense	$25,000	$25,000
Legal and Professional	$21,103	$11,980
Selling, general and administrative	$5,547	$5,341
Total Operating Expenses	$51,650	$42,321
Net gain (loss) from operations	$(48,626)	$(40,421)
Net Income/(Loss)	$(48,626)	$(40,421)

Revenue

Revenues for the year ended November 30, 2013 were $1,900 as compared to $3,024 for the year ended November 30, 2014. The increase in revenues for the year ended November 30, 2014 was primarily attributable to an increase of marketing in the Local Network.

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

Operating Expenses

Operating expenses for the year ended November 30, 2013 were $42,321 as compared to $51,650 for the year ended November 30, 2014. The increase in operating expenses for these periods was primarily attributable to an increase in professional fees due for our reporting company expenses.

Net loss

As a result of the above factors, we incurred a net loss of $40,421 for the year ended November 30, 2013 as compared to $48,626 for the year ended November 30, 2014. The increase in our net loss is primarily attributable to our salary expense and increase in professional fees.

Liquidity and Capital Resources

As of November 30, 2014, we had $249 in cash. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	For the year ended November 30, 2014	For the year ended November 30, 2013

Net cash used in operating activities	$(10,490)	$(6,753)
Net cash provided by financing activities	$10,538	$0
Cash used in investing activities	$0	$0
Net increase (decrease) in cash	$48	$(6,753)
Cash, beginning of period	$201	$6,954
Cash, end of period	$249	$201

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and advance from our sole officer, director and majority shareholder.

Our primary uses of cash have been the cost of moving supplies such as boxes, cartons and other containers for our client’s transition and our efforts to become a reporting company with the SEC. All funds received have been expended in the furtherance of growing our business operations, establishing our brand and making sure our work is completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers; and

●	The cost of being a public company

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. At November 30, 2014, we had a cash balance of $249. Since inception, we raised $7,500 from the sale of common stock and have received advances of $10,538 from our sole officer, director and majority shareholder to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise additional capital to fund our operating expenses, pay our obligations, and grow our company.

We do not plan to be profitable in 2015. Therefore, our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the potential trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to share based payments commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-10 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, November 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2014.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2014.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our officers and directors as of March 16, 2015.

Name	Age	Position

Govindan Gopinathan, MD	76	Chairman of the Board of Directors

Thomas Nicolette	64	President, Chief Executive Officer and Director

Patrice McMorrow	48	Executive Vice President of Business Development

* On December 24, 2014, Ms. Victoria Young resigned from her position as sole officer and director of the Company. On the same date, the above officers and directors were appointed to their respective positions with the Company.

The directors of the Company serve in such capacity until the first annual meeting of the Company’s shareholders and until their successor(s) have been elected and qualified. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until their resignations or have been removed from office.

There are no agreements or understandings for our officers and directors to resign at the request of another person and our officers and directors are not acting on behalf of or will not act at the direction of any other person. The activities of our officers and directors are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Current Officers and Directors

Dr. Govindan Gopinathan, 76, Chairman of the Board of Directors

Dr. Gopinathan, 76, is a former Clinical Professor of Neurology at New York University Langone Medical Center and the primary inventor of the The EKG Glove, and co-founder of iNeedMD, Inc., where he has served as Chairman & CEO for the last 14 years. Previously he had served as Chief of the Department of Neurology at the Manhattan VA hospital from 1975 to 1978 where he was involved in administrative and management responsibilities.

Doctor Gopinathan is board certified in Internal Medicine by the Royal College of Physicians of Canada, and the University of Kerala, India. Doctor Gopinathan is also board certified in neurology by the American Academy of Neurology and the Royal College of Physicians of Canada. He is a Fellow of the American Academy of Neurology, the Royal Society of Medicine, London, and National Institute of Health, Clinical Fellowships.

Thomas Nicolette, 64, President, Chief Executive Officer and Director

Mr. Nicolette has served as the principal of Nicolette Consulting Group Limited, a business management consulting firm, since founding it in 1984. He served as President, Chief Executive Officer and director of Akers Biosciences, Inc. from 2006 until early 2014 and was instrumental in a $15 million IPO that facilitated Akers Biosciences’ listing on the NASDAQ capital market.

From 1997 through 2012, Mr. Nicolette was the Corporate Secretary, Treasurer and director of Sentech EAS Corp., a designer and manufacturer of electronic security systems for retail, commercial and industrial firms. From 2003 through 2006, Mr. Nicolette was the director of international business development for November AG a developer of methods of authentication for anti-counterfeiting based in Germany. From 2001 to 2004, Mr. Nicolette served as Chairman of Exaqt Sa de CV a manufacturer and installer of electronic security systems. From 2001 through 2003, Mr. Nicolette served as Executive Director of Tri-Mex Group Limited, a developer of monitoring and response solutions to protect high value or hazardous cargo. Mr. Nicolette served as President, Chief Executive Officer and Director of DNA Technologies, Inc., a holder of patented technology providing solutions for counterfeiting, forgery and product diversion, from 2000 through 2003. From 1995 through 2001, Mr. Nicolette was the President, Chief Executive Officer and director of Sentry Technology Corporation which owned Knogo North America, Inc. and Video Sentry Corporation, designers and manufacturers of electronic articles surveillance systems and closed circuit television systems worldwide. Also, Mr. Nicolette served as President, Chief Executive Officer and director of Knogo Corporation, a New York Stock Exchange listed multi-national company and purveyor of electronic article surveillance, from 1986 through 1994.

Mr. Nicolette is a graduate of Michigan State University School of Criminal Justice.

Patrice McMorrow, 48, Executive Vice President of Business Development

Ms. McMorrow, age 48, combines over 20 years of experience in marketing and business development senior management with proficiencies in strategic and tactical planning and implementation, sales training and operations, and IPO prospectus development.

Ms. McMorrow joined iNeedMD, Inc. in August of 2014 as Executive Vice President of Business Development. Previously, she had been involved in a number of companies most notably within the medical device and pharmaceutical industries, holding positions ranging from product manager to Vice President of Marketing. After gaining experience in management consulting and pharmaceutical sales and earning a graduate degree, from 1992 through 1995, Ms. McMorrow served as the Director of REC SPECS Sports Eyewear marketing for the now Liberty Sport, Inc. From 1995 through 1996, she served as a product manager at pharmaceutical manufacturer, Organon, Inc. and launched the company’s first antidepressant into the US market. From 1996 through 2003, Ms. McMorrow held a variety of marketing consulting positions, with a focus in the fashion and pharmaceutical industries, and secured a project management role with a contract pharmaceutical sales company, Innovex to assist in the re-launch of a Novartis mature migraine headache line. She also helped establish the national distribution network for then pharmaceutical manufacturer, Genta Incorporated. From 2003 until 2004, Ms McMorrow transitioned to a product management role at Genta. Immediately prior to joining iNeedMD, Ms. McMorrow spent 10 years at Akers Biosciences, Inc. an in vitro diagnostic medical device company. She held positions of Director of Marketing where she helped launch the company’s entrance into the commercial medical device market and established and managed a network of national distributors and sales representatives. Later as Vice President of Marketing, Ms. McMorrow continued to assist in the launch of new product entrants in the laboratory and health and wellness sectors. She was also a member of the management team that facilitated Akers Biosciences’ listing on the NASDAQ capital market in early 2014.

Ms. McMorrow holds an undergraduate degree in Business with a concentration in Marketing from Albright College and an MBA in Marketing from Seton Hall University.

Current Key Personnel

Nitin Patel, MD, Age 40, Vice President of Research and Development

Dr. Nick Patel, age 40, is an internist from Columbia, S.C. He received his undergraduate degree from the University of South Carolina Honors College and attended medical school at the Medical University of South Carolina in Charleston, S.C. Following medical school, Dr. Patel completed his residency in internal medicine at Orlando Regional Medical Center in Florida and Palmetto Health in Columbia, S.C. He has been at Palmetto Health for over 10 years and serves as the Medical Director of Midlands Internal Medicine. He is also the head of Ambulatory Medical Informatics at Palmetto Health. Dr. Patel has given multiple presentations in topics ranging from Healthcare IT transformation, workflow enhancements, and population health. He is managing the largest, first of its kind.

Microsoft Surface pilot in the nation, to improve workflow at Palmetto Health. Dr. Patel has also been instrumental in the development of the Bluetooth wireless transmitter and mobile application.

Robert Riola, Age 50, Vice President of Operations

Mr. Robert Riola, age 50, combines over 25 years of experience in Information Technology management with experience in data center design, application development, risk management, digital rights management, and online marketing and sales. He joined the Company as Chief Technology Officer in 2010. Previously, he had been involved with a number of companies holding positions including Vice President of Operations Disaster Recovery Specialist and CTO.

Former Sole Officer and Director

Victoria Young, Age 27, Chief Executive Officer, Director

Victoria Young, age 27, served as our president, chief executive officer and sole director from inception until her resignation on December 24, 2014. From September 2013 to present Ms. Young has been employed as a recruiter at a recruitment firm located in Manhattan, New York. In this role, Ms. Young is responsible for placing legal, financial and entertainment professionals with employment opportunities in the New York City metro area. From November 2011 to August 2013, Ms. Young worked as an agent assistant at Abrams Artist Agency, located in Manhattan, New York. In this role Ms. Young acts as a liaison between advertisement agency producers, casting directors and talent to find roles which fit the characteristics of the agency’s clients. From June 2006 to September 2011, Ms. Young was employed as an administrator at Delta Resources International, a boutique search firm for technology companies and sales executives located in North Jersey. In this role Ms. Young was responsible for maintaining client relations, arranging meetings, conducting research to find new leads and reviewing materials for prospective clients. Since December 2010, Ms. Young has provided senior move management services with the Company. Ms. Young attended the University of Colorado at Boulder where she earned an undergraduate degree in International Affairs. We believe Ms. Young’s education, experience communicating with clients, arranging meetings, and conducting research to find new leads as an agent assistant and administrator provide the necessary attributes to serve as a director of the Company. Ms. Young does not currently serve as a director of any other entity and none of the foregoing entities mentioned are a parent, subsidiary or affiliate of the Company.

Family Relationships

There are no family relationships among our officers and directors, or persons nominated or chosen by the Company to become directors or executive officers.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Totals ($)
Govindan Gopinathan, MD (2)	2013	0	0	0	0	0	0	94,600	94,600
Chairman of the Board	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	57,500	57,500

Thomas Nicolette (4)	2013	0	0	0	0	0	0	0	0
Chief Executive Officer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Patrice McMorrow(6)	2013	0	0	0	0	0	0	0	0
Executive Vice President	2012	0	0	0	0	0	0	0	0
of Business Development	2011	0	0	0	0	0	0	0	0

Robert Riola (5)	2013	0	0	0	0	0	0	58,262	58,262
Former Chief Technology	2012	0	0	0	0	0	0	60,566	60,566
Officer	2011	0	0	0	0	0	0	11,400	11,400

Victoria Young(7)	2013	25,000	0	0	0	0	0	0	25,000
Former Chief Executive	2012	21,552	0	8,000	0	0	0	0	29,552
Officer and Director	2011	0	0	0	0	0	0	0	0

1.	During 2013, the Company completed a capital raise of approximately $475,000 at $2.00 per share. Dr. Gopinathan was issued approximately 21.3 million shares post capital raise (Pre-Reverse Stock Split) which were subsequently valued at $2.00 per share for the 2013 fiscal year end. The compensation charge affiliated with such issuance is solely based on the way the value of these shares is accounted for under GAAP. The shares issued to Dr. Gopinathan were valued at $2.00 per share.

2.	Dr. Govindan Gopinathan resigned as Chief Executive Officer of iNeedMD on November 12, 2014. On the same date, he was appointed the Chairman of the Board of iNeedMD. On the Closing Date, Dr. Gopinathan was appointed Chairman of the Board of the Company.

3.	All Other Compensation reflects consulting fees paid.

4.	Mr. Thomas Nicolette resigned as Chief Operating Officer of iNeedMD on November 12, 2014. On the same date, he was appointed the Chief Executive Officer and Director of iNeedMD. On the Closing Date, upon the resignation of Ms. Young, Mr. Nicolette was appointed President, Chief Executive Officer and Director of the Company.

5.	Mr. Robert Riola resigned as Chief Technology Officer of iNeedMD on November 12, 2014. On the same date, he was appointed the Vice President of Operations of iNeedMD. On the Closing Date, Mr. Riola was appointed Vice President of Operations of the Company.

6.	Ms. Patrice McMorrow was appointed Executive Vice President of Business Development of iNeedMD on November 12, 2014. On the Closing Date, Ms. McMorrow was appointed Executive Vice President of Business Development of the Company.

7.	Ms. Victoria Young resigned as the Company’s Chief Executive Officer and Director of the Company on December 24, 2014.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of November 30, 2014.

Director Compensation

Our directors are reimbursed for expenses incurred in connection with attending board of director meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

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

Employment Contracts

Mr. Thomas Nicolette (Chief Executive Officer and Director of the Company)

On July 1, 2014, Mr. Thomas Nicolette entered into a two year consulting agreement to serve as the Company’s Chief Operating Officer (“COO”). The COO will receive monthly fees of $15,000. In addition, the COO received warrants to purchase 1,000,000 shares of the Class A common stock, with 500,000 warrants vesting on July 1, 2014 and 500,000 warrants vesting on June 30, 2015. The warrants are exercisable for five years at an exercise price of $0.50. During the nine months ended September 30, 2014, the Company recorded $430,283 in compensation expense pertaining to these warrants. On November 12, 2014, Mr. Nicolette was appointed President, Chief Executive Officer and Director of iNeedMD. On December 24, 2014, Mr. Nicolette was appointed President, Chief Executive Officer and Director of the Company. Mr. Nicolette’s consulting agreement remains in effect until amended to reflect his new expanded responsibilities.

Ms. Victoria Young (Former Sole Officer and Director of the Company)

On October 27, 2012, the Company entered into an employment agreement with its former sole officer and director (the “Executive”). The Executive is to be paid $25,000 per annum. In addition, the Executive may receive a performance bonus equal to fifty percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is fifty thousand dollars ($50,000) for the year 2013. The Executive’s bonus shall not exceed twenty five thousand dollars ($25,000). The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least thirty (30) days prior to the expiration of the one-year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 16, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The percentage is calculated based on 48,014,424 shares of our common stock outstanding as of March 16, 2015.

Executive Officers, Directors, and More than 5% Beneficial Owners

	Number of Common Shares Beneficially Owned(2)	Percent of Class(3)
Govindan Gopinathan MD Chairman of the Board of Directors	3,206,581	6.70%
Thomas Nicolette(4)(5) President, Chief Executive Officer and Director	2,500,000	5.22%
Patrice McMorrow(6) Executive Vice President of Business Development	250,000	*
Three Officers and Directors as a Group	5,956,581	12.46%
5% or Greater Stockholders
None

*less than 1%

1.	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 650 First Avenue, Third Floor, New York, New York 10016.

2.	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 48,014,424 shares of common stock issued and outstanding as of March 16, 2015.

3.	Based on 48,014,424 issued and outstanding shares of common stock.

4.	Mr. Nicolette was appointed President, Chief Executive Officer and Director of iNeedMD on November 12, 2014 upon the resignation of Dr. Gopinathan. On December 24, 2014, Mr. Nicolette was appointed President, Chief Executive Officer and Director of the Company upon the resignation of Victoria Young.

5.	Mr. Nicolette holds warrants to purchase 1,000,000 shares of Common Stock of the Company with 500,000 shares of Common Stock that vested on July 1, 2014 and 500,000 shares which will vest on June 30, 2015 exercisable for five years at an exercise price of $0.50 per share.

6.	Ms. McMorrow holds warrants to purchase 500,000 shares of Common Stock of the Company with 250,000 shares of Common Stock that vested on October 1, 2014 and 250,000 shares which will vest on September 30, 2015 exercisable for five years at an exercise price of $0.50 per share. Ms. McMorrow was appointed Executive Vice President of Business Development of iNeedMD on November 12, 2014. On December 24, 2014, Ms. McMorrow was appointed Executive Vice President of Business Development of the Company.

Change in Control

Effective December 24, 2014, Clutterbug Move Management, Inc. a Nevada corporation (“Clutterbug”, or the “Company”), Clutterbug Acquisition Corp, a Nevada corporation and wholly-owned subsidiary of Clutterbug (“Merger Sub”), iNeedMD, Inc., a privately-held Delaware corporation headquartered in New York (“iNeedMD”) and Victoria Young an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into iNeedMD, with iNeedMD surviving as a wholly-owned subsidiary of Clutterbug (the “Merger”). The transaction (the “Closing”) took place on December 24, 2014 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of iNeedMD in exchange for issuing iNeedMD’s shareholders (the “iNeedMD Shareholders”), pro-rata, a total of 42,464,424 shares of the Company’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the Majority Shareholder of the Company sold and cancelled all 8,000,000 shares of her restricted common stock of the Company (the “Cancellation”). In consideration of the Cancellation of such common stock, the Company paid the Majority Shareholder an aggregate of $350,000 and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholder any and all assets related to the Company’s senior move management and assistance services business within 30 days after the Closing. As a result of the Merger and the Cancellation, the iNeedMD Shareholders became the majority shareholders of the Company.

The directors and majority shareholders of Clutterbug have approved the Agreement and the transactions contemplated under the Agreement.

A copy of the Agreement is included as Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 29, 2014 and is hereby incorporated by reference. All references to the Agreement and other exhibits to this Current Report on Form 8-K are qualified, in their entirety, by the text of such exhibits.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Silberstein Ungar, PLLC, for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended November 30, 2014 and 2013, were approximately $3,400 and $7,500, respectively. Upon the acquisition of Silberstein Ungar, PLLC, by KLJ & Associates LLP (“KLJ”), aggregate fees billed by KLJ for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended November 30, 2014 and 2013, were $1,700 and 0, respectively. Aggregate fees billed by Rosenberg Rich Baker Berman & Company (“RRBB”) for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended November 30, 2014 and 2013, were $10,000 and $0, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended November 30, 2014 and 2013 by Silberstein Ungar, PLLC, KLJ or RRBB.

c. Tax Fees: Aggregate fees billed by Silberstein Ungar, PLLC for tax services for the year ended November 30, 2014, were $0. Aggregate fees billed by Silberstein Ungar, PLLC for tax services for the year ended November 30, 2013 were $0. There were no tax services billed by KLJ or RRBB for 2014 and 2013.

d. All Other Fees: Aggregate fees billed for professional services provided by Silberstein Ungar, PLLC other than those described above were $0 for the year ended November 30, 2014 and $1,500 for the year ended November 30, 2013. These fees were primarily for review of the Company’s registration statements and other minor due diligence projects. Aggregate fees billed for professional services provided by KLJ and RRBB other than those described above were $0 for the year ended November 30, 2014 and $0 for the year ended November 30, 2013.

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

CLUTTERBUG MOVE MANAGEMENT, INC.

Date: March 16, 2015	By:	/s/ Thomas Nicolette
	Name:	Thomas Nicolette
	Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Nicolette	Director, Chief Executive Officer, President, Principal, Executive Officer, Executive Officer	March 16, 2015

/s/ Patrice McMorrow	Principal Financial Officer and Principal Accounting Officer	March 16, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Clutterbug Move Management, Inc.

South Orange, New Jersey

We have audited the accompanying consolidated balance sheet of Clutterbug Move Management, Inc. (a development stage company) as of November 30, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clutterbug Move Management, Inc. as of November 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 9, 2014

Report of Independent Registered Public Accounting Firm

To the Audit Committee of

Clutterbug Move Management, Inc.

We have audited the accompanying consolidated balance sheet of Clutterbug Move Management, Inc. and Subsidiary as of November 30, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Clutterbug Move Management, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clutterbug Move Management, Inc. and Subsidiary as of November 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s liabilities exceed its assets by $90,085 and had a net loss of $48,626 and net cash used in operations of $10,490 for the year ended November 30, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 16, 2015

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY

BALANCE SHEETS

	November 30,	November 30,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$249	$201
Prepaid expenses and other current assets	-	614
TOTAL CURRENTS ASSETS	249	815

TOTAL ASSETS	$249	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,444	$15,922
Accrued salary officers	51,352	26,352
Due to related party	10,538	-
TOTAL LIABILITIES	90,334	42,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 9,150,000 shares issued and outstanding, as of November 30, 2014 and 2013	9,150	9,150
Additional paid in capital	18,510	18,510
Accumulated deficit	(117,745)	(69,119)
TOTAL STOCKHOLDERS' DEFICIT	(90,085)	(41,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249	$815

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	For the Years Ended
	November 30,
	2014	2013

REVENUES	$3,024	$1,900

OPERATING EXPENSES

Salary expense	25,000	25,000
Selling, general and administrative	5,547	5,341
Legal and professional	21,103	11,980
Total Operating Expenses	51,650	42,321

Net loss from operations	(48,626)	(40,421)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(48,626)	(40,421)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(48,626)	$(40,421)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	9,150,000	9,150,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2014

	Preferred stock		Common stock		Additional paid in	Members'	Accumulated
	Shares	Amount	Shares	Amount	capital	Equity	deficit	Total

Balance November 30, 2012	-	-	9,150,000	9,150	18,510	-	(28,698)	(1,038)

Net loss for year ended November 30, 2013	-	-	-	-	-	-	(40,421)	(40,421)

Balance November 30, 2013	-	$-	9,150,000	$9,150	$18,510	$-	$(69,119)	$(41,459)

Net loss for year ended November 30, 2014	-	-	-	-	-	-	(48,626)	(48,626)

Balance November 30, 2014	-	$-	9,150,000	$9,150	$18,510	$-	$(117,745)	$(90,085)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLUTTERBUG MOVE MANAGEMENT, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	For The Years Ended
	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,626)	$(40,421)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,063
Increase (decrease) in prepaid expenses	614	(24)
Increase in accounts payable and accrued expenses	12,522	8,629
Increase in accrued salaries	25,000	24,000
Net Cash Used In Operating Activities	(10,490)	(6,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	10,538	-
Net Cash Provided by Financing Activities	10,538	-

NET INCREASE (DECREASE) IN CASH	48	(6,753)
	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201	6,954

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249	$201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLUTTERBUG MOVE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2014 and 2013, the Company had $249 and $201 of unrestricted cash to be used for future business operations. There were no cash equivalents at November 30, 2014 and 2013.

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

Revenue Recognition

The Company records revenue for services rendered when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is performed, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for services.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2014 and 2013, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company did not have any potential common stock equivalents at November 30, 2014 and 2013.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s liabilities exceed assets by $90,085 as of November 30, 2014 and the Company has a net loss of $48,626 and net cash used in operations of $10,490 for the year ended November 30, 2014.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On October 27, 2012 the Company entered into an employment agreement with its President. The agreement was amended on May 9, 2013. The President is to be paid $25,000 per annum. In addition to the Base Salary, the Executive may receive a performance bonus equal to Fifty Percent (50%) of the Company’s net income at the end of the Company’s fiscal year, provided that the revenue of the Company is Fifty Thousand Dollars $50,000 for the year 2013. Notwithstanding anything to the contrary, the Executive’s bonus shall not exceed Twenty Five Thousand Dollars $25,000. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period. At November 30, 2014 and 2013, the Company’s President was owed accrued salary of $51,352 and $26,352, respectively.

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

NOTE 4 – DUE TO RELATED PARTY

During the year ended November 30, 2014, the Company’s President advanced the Company a total of $10,538 for operating expense. These amounts are non interest bearing and payable upon demand.

NOTE 5 – INCOME TAXES

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $118,000 at November 30, 2014, expiring beginning in 2032. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The provision for Federal income tax consists of the following at November 30:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$16,533	$13,743
Less: valuation allowance	(16,533)	(13,743)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$40,034	$23,501
Valuation allowance	(40,034)	(23,501)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

Effective December 24, 2014, Clutterbug Move Management, Inc. a Nevada corporation (“Clutterbug”, or the “Company”), Clutterbug Acquisition Corp, a Nevada corporation and wholly-owned subsidiary of Clutterbug (“Merger Sub”), iNeedMD, Inc., a privately-held Delaware corporation headquartered in New York (“iNeedMD”) and Victoria Young an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into iNeedMD, with iNeedMD surviving as a wholly-owned subsidiary of Clutterbug (the “Merger”). The transaction (the “Closing”) took place on December 24, 2014 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of iNeedMD in exchange for issuing iNeedMD’s shareholders (the “iNeedMD Shareholders”), pro-rata, a total of 42,464,424 shares of the Company’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the Majority Shareholder of the Company sold and cancelled all 8,000,000 shares of her restricted common stock of the Company (the “Cancellation”). In consideration of the Cancellation of such common stock, the Company paid the Majority Shareholder an aggregate of $350,000 and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholder any and all assets related to the Company’s senior move management and assistance services business within 30 days after the Closing. As a result of the Merger and the Cancellation, the iNeedMD Shareholders became the majority shareholders of the Company.

The directors and majority shareholders of Clutterbug have approved the Agreement and the transactions contemplated under the Agreement.

