Form 10-K/A
period 2014-12-31
iNeedMD Holdings, Inc.
filed 2015-04-24
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 24, 2015, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity is 48,014,424.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the iNeedMD Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the period ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”), is solely to correct a scrivener’s error by adding a conformed signature to the auditor’s report in the Amendment.

No other changes have been made in this Amendment to the Form 10-K. This Amendment speaks as of the original date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(d) Exhibits. Exhibit No. Description

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated December 17, 2014 by and among Clutterbug Move Management, Inc., Clutterbug Acquisition Corp., and iNeedMD Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

3.1	Certificate of Incorporation of Clutterbug Move Management, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2013).

3.2	By-Laws of Clutterbug Move Management, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2013).

3.3	Certificate of Incorporation of iNeedMD, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

3.4	By-Laws of iNeedMD, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

3.5	Amended Certificate of Incorporation of iNeedMD Holdings, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015).

16.1	Letter by KLJ & Associates LLP dated December 24, 2014 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.2	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

99.1	Letter of Resignation from Victoria Young, dated December 24, 2014 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INEEDMD HOLDINGS, INC.

Date: April 24, 2015	By:	/s/ Thomas A. Nicolette
	Name:	Thomas A. Nicolette
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Govindan Gopinathan	Chairman	April 24, 2015
Dr. Govindan Gopinathan

/s/ Thomas A. Nicolette	Chief Executive Officer, Principal Executive	April 24, 2015
Thomas A. Nicolette	Officer, Principal Financial Officer, Principal
Accounting Officer

/s/ Patrice McMorrow	Executive Vice President of Business Development	April 24, 2015
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

