Form 10-Q
period 2015-03-31
iNeedMD Holdings, Inc.
filed 2015-05-20
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55173

INEEDMD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	454487461
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of May 20, 2015, there were 48,014,424 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INEEDMD HOLDINGS, INC.

Condensed consolidated balance sheets as of March 31, 2015 (unaudited) and December 31, 2014	F-1

Condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (unaudited)	F-2

Condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (unaudited)	F-3

Notes to condensed consolidated financial statements	F-4 - F-10

1

iNeedMD Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current Assets
Cash	$1,699,608	$2,457,622
Accounts receivable, net	4,985	-
Inventory	361,062	148,476
Prepaid expenses	-	9,931
Total Current Assets	2,065,655	2,616,029

Property and equipment, net	44,165	48,549

Other Assets
Security Deposits	7,941	7,941

Total Assets	$2,117,761	$2,672,519

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$295,623	$247,904
Deferred revenue	35,775	36,975
Convertible notes payable, net of debt discount of $42,739 and $59,177, respectively	157,261	140,823
Derivative Liability	1,886,136	1,898,636

Total Current Liabilities	2,374,795	2,324,338

Total Liabilities	2,374,795	2,324,338

Commitments and contingencies

Stockholders' Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized;
400 and 400 shares issued and outstanding, respectively	-	-
Class A Common Stock par value $0.001: 65,000,000 shares authorized;
48,014,424 and 48,014,424 shares issued and outstanding, respectively	48,014	48,014
Additional paid-in capital	115,998,583	115,640,496
Accumulated deficit	(116,303,631)	(115,340,329)
Total Stockholders' Equity (Deficit)	(257,034)	348,181

Total Liabilities and Stockholders' Equity	$2,117,761	$2,672,519

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$12,306	$-

Cost of revenue	12,142	-

Gross margin	164	-

Operating expenses
Compensation	505,303	34,686
Consulting fees	45,496	365,197
Consulting fees - related party	50,000	105,000
Sales and marketing	93,871	178,262
Sales and marketing - related party	-	20,000
Research and development	30,000	65,846
General and administrative	230,265	267,024

Total operating expenses	954,935	1,036,015

Income from operations	(954,771)	(1,036,015)

Other income (expenses)
Interest income	92	-
Interest expense	(4,685)	(26,625)
Amortization of debt discount	(16,438)	(740,408)
Amortization of debt issuance costs	-	(104,595)
Derivative expense	-	(936,863)
Change in fair value of derivative liabilities	12,500	(11,696)

Total other income (expenses)	(8,531)	(1,820,187)

Net loss	$(963,302)	$(2,856,202)

Net loss per common share
Basic and diluted- Common A shares	$(0.02)	$(54.49)

Weighted average common A shares outstanding - basic and diluted	48,014,424	52,417

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(963,302)	$(2,856,202)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	4,384	-
Amortization of debt issuance costs on notes payable	-	104,595
Amortization of debt discount on notes payable	16,438	740,408
Derivative expense	-	936,863
Change in fair value of derivative liabilities	(12,500)	11,696
Share based payments- warrants issued to employees and consultants	358,087	-
Changes in operating assets and liabilities:
Accounts receivable	(4,985)	-
Inventory	(212,586)	-
Prepaid expenses	9,931	588
Prepaid interest	-	(2,659)
Accounts payable and accrued liabilities	47,719	15,286
Deferred revenue	(1,200)	-

Net Cash Used by Operating Activities	(758,014)	(1,049,425)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party	-	10,000
Payment of debt issuance costs	-	(27,000)
Proceeds from the issuance of convertible notes	-	400,000
Net proceeds from the issuance of Class A common stock	-	450,000

Net Cash Provided By Financing Activities	-	833,000

Net change in cash	(758,014)	(216,425)

Cash at beginning of reporting period	2,457,622	853,908

Cash at end of reporting period	$1,699,608	$637,483

Supplemental disclosures of cash flow information:
Interest paid	$-	$17,154

Supplemental disclosure of non-cash investing and financing activities:

Debt issuance costs paid in the form of stock warrants on convertible notes payable	$-	$13,979
Debt discount in conjunction with the recording of the original value of the derivative liability	$-	$400,000

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and 2014

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position as of March 31, 2015 and results of operations and cash flows for the interim periods presented. The results of operations for the three months March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. The December 31, 2014 balance sheet information was derived from the audited financial statements as of that date.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation and derivative liability.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,886,136	$—	$—	$1,886,136	$1,886,136

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2015	$1,898,636
Change in fair value of derivative liabilities	(12,500)
Balance, March 31, 2015	$1,886,136

The fair value of the derivative conversion features and warrant liabilities on March 31, 2015 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

Dividend Yield	0%
Expected Volatility	97.91-114.54%
Risk free interest rate	0.14-0.89%
Contractual term	0.64-3.91 years
Exercise price	$0.35-0.50
Common shares assumed issued	2,355,632

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

The following table shows the outstanding dilutive Class A common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	March 31,
	2015	2014
Warrants	3,246,740	3,367,002
Conversion features on convertible notes	699,632	1,795,346
Total potentially dilutive shares	3,946,372	5,162,348

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D–Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

Note 3- Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $963,302 and $758,014, respectively, for the three months ended March 31, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $309,140 and $116,303,631, respectively, as of March 31, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued from 2012 to 2014.

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $0 and $936,863 for the three months ended March 31, 2015 and 2014, respectively.

The change in fair value of derivative liabilities was a $12,500 gain for the three months ended March 31, 2015 as opposed to an $11,696 loss for the three months ended March 31, 2014.

Note 5 – Related Party Transactions

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

Govindan Gopinathan, the Executive Board Chairman and largest shareholder of the Company, advanced the Company monies and the Company repaid portions of the advances. The advances were non-interest bearing and have no specified maturity date. As of March 31, 2015, the Company owed no monies to Govindan Gopinathan.

Govindan Gopinathan provided consulting services for the Company. Consulting expenses pertaining to his services were $0 and $70,000 for the three months ended March 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Thomas Nicolette, the Chief Executive Officer, provided consulting services for the Company. Consulting expenses pertaining to his services were $45,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Arthur Tilford, a former Board member, provided consulting services for the Company. Consulting expenses pertaining to his services were $5,000 and $15,000 for the three months ended March 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Andrew Mininger, a former Board member, provided consulting services for the Company. Consulting expenses pertaining to his services were $0 and $20,000 for the three months ended March 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Dalen Harrison, a former Board member, provided sales and marketing services for the Company. Sales and marketing expenses pertaining to his services were $0 and $20,000 for the three months ended March 31, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations.

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following:

	March 31,	December 31,
	2015	2014
Chertoff Note	100,000	100,000

Van Damm Note	100,000	100,000

Total Convertible Notes	200,000	200,000

Unamortized Debt Discount	(42,739)	(59,177)

Total Convertible Notes, Net of Debt Discount	157,261	140,823

Current Portion of Convertible Notes	157,261	140,823

Long-Term Convertible Notes less Current Portion	$—	$—

During the three months ended March 31, 2015 and 2014, the Company recognized $16,438 and $740,408 in amortization of the debt discount, respectively, relating to the convertible notes payable.

During the three months ended March 31, 2015 and 2014, the Company recognized $0 and $104,595 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable.

Note 7 – Stockholders’ Equity

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.61%	—
Dividend yield	0.00%	—
Expected volatility	96.53%	—
Expected life in years	5.00	—
Forfeiture Rate	0.00%	—

There were no warrants issued for stock based compensation during the three months ended March 31, 2014.

Stock Warrants

On January 1, 2015, the Company issued warrants to purchase 500,000 shares of the Company’s common stock to Patrice McMorrow, Executive Vice President of Business Development. The warrants are exercisable for five years at an exercise price of $0.50 per share. 250,000 of the warrants vested on January 1, 2015 and the other 250,000 warrants vest on September 30, 2015. The total grant date value of the options was $408,030.

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2015	3,496,740	$0.83	4.30
Granted	500,000	$0.50	4.76
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – March 31, 2015	3,996,740	$0.79	4.14
Exercisable – March 31, 2015	3,246,740	$0.86	4.07

At March 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $1,203,000.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $358,087 and $0 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, unrecognized compensation costs related to non-vested warrants was $222,067. The cost is expected to be amortized over a period of 0.50 years.

Note 8 – Significant Risks and Uncertainties

Accounts Payable Concentrations

Accounts payable from a single vendor in any one year can exceed 10.0% of our total purchases. As of March 31, 2015, three vendors represented 98% of our accounts payable. As of December 31, 2014, three vendors represented 66% of our accounts payable. The loss of any key vendor would have to be replaced by others or our inability to do so may have a material adverse effect on our business and financial condition.

Note 9 – Commitments and Contingencies

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not a party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Operating Leases

Rent expense was $12,286 and $6,456 for the three months ended March 31, 2015 and 2014, respectively. Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$35,505
2016	48,363
2017	49,813
2018	51,308
2019	26,033
$211,022

Note 10 – Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (the “Plaintiff”). On April 30, 2015, the Plaintiff filed a complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties and certain violations of Delaware corporate law. The Company believes these claims to be unfounded and is preparing to file its answer with the Court of Chancery of the State of Delaware, which will include counterclaims against the Plaintiff. The Company is continuing to vigorously defend itself against this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by iNeedMD Holdings, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward- looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Over the next twelve months, the Company will continue to support and expand its international sales initiatives.  Together with our distribution and sales agent partners, we have identified opportunities to introduce electrocardiogram services in regions that have not had prior access to this mainstay of diagnostic cardiology testing.   We believe the portability and ease-of-use that are at the core of The EKG Glove system’s benefit profile will be embraced in areas of Europe, the Middle East, Asia and Africa; accelerating the rate of product adoption and implementation in these regions will be the major focus of marketing and technical selling efforts.  In the United States, the Company is forging relationships with sales partners who have a defined presence in a variety of healthcare markets that value the speed, accuracy and on-demand nature of The EKG Glove system.  These markets include skilled nursing facilities, government entities, emergency medical services, and the aggregate telehealth industry.  Initial seeding programs have already been implemented and the Company is poised for full product integration.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$12,306	$—
Gross profit	$164	$—
Compensation	$505,303	$34,686
Consulting fees	$45,496	$365,197
Consulting fees – related party	$50,000	$105,000
Sales and marketing	$93,871	$178,262
Sales and marketing – related party	$—	$20,000
Research and development	$30,000	$65,846
General and administrative	$230,265	$267,024
Interest Income	$92	$—
Interest Expense	$4,685	$26,625
Amortization of debt discount	$16,438	$740,408
Amortization of debt issuance costs	$—	$104,595
Derivative Expense	$—	$936,863
Change in fair value of derivative liabilities	$12,500	$(11,696)
Net Loss	$963,302	$2,856,202
Loss per common A share- basic	$0.02	$54.49

Revenue

Revenue was $12,306 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014. The increase in revenue is primarily attributable to the distribution agreements the Company signed as a result of their marketing efforts. During the three months ended March 31, 2014, the Company focused their efforts on research and development and marketing their products.

Gross Profit

Gross profit percentage for the three months ended March 31, 2015 was 1.3%; there was no revenue during the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company accepted some orders at discounted prices and paid shipping costs for the customers in order to increase product awareness and generate future sales.

Compensation

Compensation was $505,303 for the three months ended March 31, 2015 compared to $34,686 for the three months ended March 31, 2014, an increase of $470,617. The increase is attributable to the Company hiring employees to perform business functions instead of hiring consultants. Furthermore, during the three months ended March 31, 2015, the Company expensed $358,087 in share based payments for warrants issued.

Consulting Fees

Consulting fees, including related party consulting fees, were $95,496 for the three months ended March 31, 2015 as compared to $470,197 for the three months ended March 31, 2014, a decrease of $374,701. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the three months ended March 31, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Sales and Marketing

Sales and marketing expense, including related party sales and marketing fees, were $93,871 for the three months ended March 31, 2015 as compared to $198,262 for the three months ended March 31, 2014, a decrease of $104,391. The decrease is attributable to the Company no longer incurring significant marketing expenses associated the India subsidiary formed during the three months ended March 31, 2014. This was partially offset by the Company incurring significant expenses sending product demos to potential customers during the three months ended March 31, 2015.

Research and Development

Research and development expenses were $30,000 for the three months ended March 31, 2015 versus $65,846 for the three months ended March 31, 2014, a decrease of $35,846. During the three months ended March 31, 2015, the Company incurred less research and development expenses as it primarily focused on introducing its improved EKG glove and interface in the market. During the three months ended March 31, 2014, the Company focused on refining the design of its EKG glove and interface.

General and Administrative Expenses

General and administrative expenses were $230,265 for the three months ended March 31, 2015 versus 267,024 for the three months ended March 31, 2014, a decrease of $36,759. During the three months ended March 31, 2015, the Company did not incur as much legal and travel expenses, which were required to setup the Company’s subsidiary in India in the prior year. This was mostly offset by audit and accounting expenses during the three months ended March 31, 2015 that weren’t incurred during the prior year.

Interest Income

Interest income was $92 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014.

Interest Expense

Interest expense was $4,685 for the three months ended March 31, 2015 as compared to $26,625 for the three months ended March 31, 2014, a decrease of $21,940. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount

Amortization of debt discount was $16,438 for the three months ended March 31, 2015 as compared to $740,408 for the three months ended March 31, 2014, a decrease of $723,970. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. Most of the expense during the three months ended March 31, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $0 for the three months ended March 31, 2015 as compared to $104,595 for the three months ended March 31, 2014. The decrease is attributable to the Company repaying Ayer Notes I and II during the summer of 2014.

Derivative Expense

Derivative expense was $0 for the three months ended March 31, 2015 versus $936,863 for the three months ended March 31, 2014. The decrease in the derivative expense is attributable to the value of the warrants issued in the first quarter of 2014 as consideration for extending the maturity date on Ayer Note I.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $12,500 for the three months ended March 31, 2015 versus a loss of $11,696 for the three months ended March 31, 2014.

Net Loss

For the reasons mentioned above, net loss for the three months ended March 31, 2015 was $963,302, or a loss per share of $0.02 to Common A shareholders. Net loss for the three months ended March 31, 2014 was $2,856,202, or loss per share of $54.49 to Common A shareholders.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015, compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$2,065,655	$2,616,029	$(550,374)
Current Liabilities	$2,374,795	$2,324,338	$50,457
Working Capital (Deficit)	$(309,140)	$291,691	$(600,831)

At March 31, 2015, we had working capital deficit of $309,140 as compared to working capital of $291,691 at December 31, 2014, a decrease in working capital of $600,831. The decrease is primarily attributable to a decrease in cash of $758,014.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $758,014 and $1,049,425, respectively. The net loss for the three months ended March 31, 2015 and 2014 was $963,302 and $2,856,202, respectively. During the three months ended March 31, 2015 the net loss was offset by share based payments for warrants issued and the increase in inventory in anticipation of future fulfillment of distribution agreements. During the three months ended March 31, 2014, the net loss was offset by the amortization of debt issuance costs and debt discount on the notes payable, and the derivative expense.

Financings

During the three months ended March 31, 2015, the Company did not engage in any financing activities. During the three months ended March 31, 2014, we received proceeds of $400,000 from the issuance of Class A common shares and $450,000 from the issuance of a convertible note. The issuance of additional debt during the three months ended March 31, 2014 resulted in the payment of $27,000 in debt issuance costs. During the three month ended March 31, 2014, we also received advances of $10,000 from our largest shareholder.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $963,302 and $758,014, respectively, for the three months ended March 31, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $309,140 and $116,303,631, respectively, as of March 31, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

The Company’s significant accounting estimates and assumptions affecting the consolidated financial statements were the estimates and assumptions used in valuation of equity and derivative instruments. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Stock Based Compensation

All stock-based payments to employees, non-employee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock- based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Derivative Instruments

We evaluate our convertible debt and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and the fair value is reclassified to equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D–Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on consolidated financial statements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than described below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (the “Plaintiff”). On April 30, 2015, the Plaintiff filed a complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties and certain violations of Delaware corporate law. The Company believes these claims to be unfounded and is preparing to file its answer with the Court of Chancery of the State of Delaware, which will include counterclaims against the Plaintiff. The Company is continuing to vigorously defend itself against this lawsuit.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INEEDMD HOLDINGS, INC.

Date: May 20, 2015	By:	/s/ Thomas A. Nicolette
	Name:	Thomas A. Nicolette
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

