Form 10-Q
period 2015-06-30
iNeedMD Holdings, Inc.
filed 2015-08-19
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2015, there were 48,014,424 shares outstanding of the registrant’s common stock.

INEEDMD HOLDINGS, INC.

Condensed Consolidated balance sheets as of June 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	F-2

Condensed Consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (unaudited)	F-3

Notes to condensed consolidated financial statements	F-4 - F-10

1

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iNeedMD Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current Assets
Cash	$1,029,639	$2,457,622
Accounts receivable, net	5,609	-
Inventory	793,697	148,476
Prepaid expenses	20,412	9,931
Total Current Assets	1,849,357	2,616,029

Property and equipment, net	39,781	48,549

Other Assets
Security Deposits	7,941	7,941

Total Other Assets	7,941	7,941

Total Assets	$1,897,079	$2,672,519

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$654,001	$247,904
Deferred revenue	35,775	36,975
Convertible notes payable, net of debt discount of $26,118 and $59,177, respectively	173,882	140,823
Derivative Liability	1,841,806	1,898,636

Total Current Liabilities	2,705,464	2,324,338

Total Liabilities	2,705,464	2,324,338

Commitments and contingencies

Stockholders' Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized; 400 and 400 shares issued and outstanding, respectively	-	-
Class A Common Stock par value $0.001: 65,000,000 shares authorized; 48,014,424 and 48,014,424 shares issued and outstanding, respectively	48,014	48,014
Additional paid-in capital	116,152,645	115,640,496
Accumulated deficit	(117,009,044)	(115,340,329)
Total Stockholders' Equity (Deficit)	(808,385)	348,181

Total Liabilities and Stockholders' Equity	$1,897,079	$2,672,519

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$9,372	$-	$21,678	$-

Cost of revenue	749	-	12,891	-

Gross margin	8,623	-	8,787	-

Operating expenses
Compensation	281,505	34,089,487	786,808	34,124,173
Consulting fees	57,680	179,918	103,176	545,115
Consulting fees - related party	45,000	78,385	95,000	183,385
Sales and marketing	80,498	265,136	174,369	443,398
Sales and marketing - related party	-	-	-	20,000
Research and development	16,300	139,327	46,300	205,173
General and administrative	256,025	136,289	486,290	403,313

Total operating expenses	737,008	34,888,542	1,691,943	35,924,557

Loss from operations	(728,385)	(34,888,542)	(1,683,156)	(35,924,557)

Other income (expenses)
Interest income	-	-	92	-
Interest expense	(4,737)	(30,412)	(9,422)	(57,037)
Amortization of debt discount	(16,621)	(267,377)	(33,059)	(1,007,785)
Amortization of debt issuance costs	-	(24,864)	-	(129,459)
Derivative expense	-	(204,544)	-	(1,141,407)
Change in fair value of derivative liabilities	44,330	861,775	56,830	850,079

Total other income (expenses)	22,972	334,578	14,441	(1,485,609)

Net loss	$(705,413)	$(34,553,964)	$(1,668,715)	$(37,410,166)

Net loss per common share
Basic and diluted- Common A shares	$(0.01)	$(1.29)	$(0.03)	$(2.79)

Weighted average common A shares outstanding - basic and diluted	48,014,424	26,866,453	48,014,424	13,385,380

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$1,668,715	$(37,410,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	8,768	–
Amortization of debt issuance costs on notes payable	–	129,459
Amortization of debt discount on notes payable	33,059	1,007,785
Derivative expense	–	1,141,407
Change in fair value of derivative liabilities	(56,830)	(850,079)
Share based payments - warrants and Class A common stock issued to employees and consultants	512,149	33,891,703
Changes in operating assets and liabilities:
Accounts receivable	(5,609)	–
Inventory	(645,221)	–
Prepaid expenses	(10,481)	(16,847)
Prepaid interest	–	10,473
Security deposit	–	(20,691)
Accounts payable and accrued liabilities	406,097	(17,859)
Deferred revenue	(1,200)	–

Net Cash Used by Operating Activities	(1,427,983)	(2,134,815)

Cash Flows from Financing Activities:
Proceeds from related party	–	60,000
Payment of debt issuance costs	–	(27,000)
Proceeds from the issuance of convertible notes	–	400,000
Net proceeds from the issuance of Class A common stock	–	2,464,251

Net Cash Provided By Financing Activities	–	2,897,251

Net change in cash	(1,427,983)	762,436

Cash at beginning of reporting period	2,457,622	853,908

Cash at end of reporting period	$1,029,639	$1,616,344

Supplemental disclosures of cash flow information:
Interest paid	$–	$35,314

Supplemental disclosure of non-cash investing and financing activities:

Debt issuance costs paid in the form of stock warrants on convertible notes payable	$–	$13,979
Debt discount in conjunction with the recording of the original value of the derivative liability	$–	$400,000

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

Effective December 24, 2014, Clutterbug Move Management, Inc. a Nevada corporation (“Clutterbug”), Clutterbug Acquisition Corp, a Nevada corporation and wholly-owned subsidiary of Clutterbug (“Merger Sub”), iNeedMD and Victoria Young an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into iNeedMD, with iNeedMD surviving as a wholly-owned subsidiary of Clutterbug (the “Merger”). The transaction (the “Closing”) took place on December 24, 2014 (the “Closing Date”). Clutterbug acquired, through a reverse triangular merger, all of the outstanding capital stock of iNeedMD in exchange for issuing iNeedMD’s shareholders (the “iNeedMD Shareholders”), pro-rata, a total of 42,464,424 shares of Clutterbug’s common stock. Immediately after the Merger was consummated, the Majority Shareholder of Clutterbug cancelled 5,350,000 shares of her restricted common stock of Clutterbug (the “Cancellation”). In consideration of the Cancellation of such common stock, iNeedMD paid the Majority Shareholder an aggregate of $350,000 and released the other affiliates from certain liabilities. In addition, iNeedMD agreed to spinout to the Majority Shareholder any and all assets related to the Company’s senior move management and assistance services business within 30 days after the Closing. As a result of the Merger and the Cancellation, the iNeedMD Shareholders became the majority shareholders of the Company.

Our consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position as of June 30, 2015 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. The December 31, 2014 balance sheet information was derived from the audited financial statements as of that date.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,841,806	$—	$—	$1,841,806	$1,841,806

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2015	$1,898,636
Change in fair value of derivative liabilities	(56,830)
Balance, June 30, 2015	$1,841,806

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2015 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

Dividend Yield	0%
Expected Volatility	95.60-105.53%
Risk free interest rate	0.11-1.01%
Contractual term	0.39-3.66 years
Exercise price	$0.35-0.50
Common shares assumed issued	2,354,880

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

The following table shows the outstanding dilutive Class A common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	June 30,
	2015	2014
Warrants	3,246,740	3,564,502
Conversion features on convertible notes	699,632	1,795,346
Total potentially dilutive shares	3,946,372	5,359,848

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

Note 3- Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $1,668,715 and $1,427,983, respectively, for the six months ended June 30, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $856,107 and $117,009,044, respectively, as of June 30, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $0 and $204,544 for the three months ended June 30, 2015 and 2014, respectively. The Company recorded a derivative expense of $0 and $1,141,407 for the six months ended June 30, 2015 and 2014, respectively.

The change in fair value of derivative liabilities was a $44,330 gain for the three months ended June 30, 2015 as opposed to an $861,775 gain for the three months ended June 30, 2014. The change in fair value of derivative liabilities was a $56,830 gain for the six months ended June 30, 2015 as opposed to a gain of $850,079 for the six months ended June 30, 2014.

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

Govindan Gopinathan, the Executive Board Chairman and largest shareholder of the Company, advanced the Company monies and the Company repaid portions of the advances. The advances were non-interest bearing and have no specified maturity date. As of June 30, 2015, the Company owed no monies to Govindan Gopinathan.

Govindan Gopinathan provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $78,385 for the three months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. $0 and $148,385 for the six months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Thomas Nicolette, the Chief Executive Officer, provided consulting services for the Company. Consulting expenses pertaining to his services were $45,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. Consulting expenses pertaining to his services were $90,000 and $0 for the six months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Arthur Tilford, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $15,000 for the three months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. Consulting expenses pertaining to his services were $5,000 and $15,000 for the six months ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Andrew Mininger, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $20,000 for the three and six months and ended June 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Dalen Harrison, a former Board member, provided sales and marketing services for the company. Sales and marketing expenses pertaining to his services were $0 and $0 for the three months ended June 30, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations. Sales and marketing expenses pertaining to his services were $0 and $20,000 for the six months ended June 30, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations.

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following:

	June 30,	December 31,
	2015	2014
Chertoff Note	100,000	100,000

Van Damm Note	100,000	100,000

Total Convertible Notes	200,000	200,000

Unamortized Debt Discount	(26,118)	(59,177)

Total Convertible Notes, Net of Debt Discount	173,882	140,823

Current Portion of Convertible Notes	173,882	140,823

Long-Term Convertible Notes less Current Portion	$—	$—

During the three months ended June 30, 2015 and 2014, the Company recognized $16,621 and $267,377 in amortization of the debt discount, respectively, relating to the convertible notes payable. During the six months ended June 30, 2015 and 2014, the Company recognized $33,059 and $1,007,785 in amortization of the debt discount, respectively, relating to the convertible notes payable.

During the three months ended June 30, 2015 and 2014, the Company recognized $0 and $24,864 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable. During the six months ended June 30, 2015 and 2014, the Company recognized $0 and $129,459 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable.

Note 7 – Stockholders’ Equity

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Six Months Ended June 30,
	2015	2014
Risk free interest rate	1.61%	1.61%
Dividend yield	0.00%	0.00%
Expected volatility	96.53%	100.81%
Expected life in years	5.00	5.00
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock warrant activity during the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2015	3,496,740	$0.83	4.30
Granted	500,000	$0.50	4.51
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – June 30, 2015	3,996,740	$0.79	3.89
Exercisable – June 30, 2015	3,246,740	$0.86	3.82

At June 30, 2015, the total intrinsic value of warrants outstanding and exercisable was $1,203,000.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $154,062 and $0 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $512,149 and $0 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, unrecognized compensation costs related to non-vested warrants was $68,005. The cost is expected to be amortized over a period of 0.50 years.

Note 8 – Significant Risks and Uncertainties

Accounts Payable Concentrations

Accounts payable from a single vendor in any one year can exceed 10% of our total purchases. As of June 30, 2015, one vendor represented 95% of our accounts payable. As of December 31, 2014, three vendors represented 66% of our accounts payable. The loss of any key vendor would have to be replaced by others or our inability to do so may have a material adverse effect on our business and financial condition.

Note 9 – Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that below claim and proceeding against it is likely to have a material adverse effect on its financial condition or results of operations.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (the “Plaintiff”). On April 30, 2015, the Plaintiff filed a complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties and certain violations of Delaware corporate law. The Company believes these claims to be unfounded and has filed its answer with the Court of Chancery of the State of Delaware on July 31, 2015. The Company is continuing to vigorously defend itself against this lawsuit.

Operating Leases

Rent expense was $26,065 and $16,114 for the six months ended June 30, 2015 and 2014, respectively. Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$21,726
2016	48,363
2017	49,813
2018	51,308
2019	26,033
$197,243

Note 10 – Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued. The Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Business Overview

iNeedMD Holdings, Inc. (“iNeedMD” or the “Company” and formerly Clutterbug Move Management, Inc.) was incorporated on February 1, 2012, under the laws of the State of Nevada. iNeedMD is a medical device company that has developed a disposable device called The EKG Glove™ that standardizes and simplifies the placement of a system of electrodes and lead wire circuitry required to obtain a diagnostic, 12-lead Electrocardiogram (“ECG” or “EKG”). An ECG is the mainstay in the assessment of cardiac health and is used in the diagnosis, prevention, and monitoring of cardiovascular disease. The EKG Glove™ is FDA-cleared and CE-Marked and therefore has the appropriate regulatory clearances for sale in the US and the EU.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014
Revenue	$9,372	$–
Gross profit	$8,623	$–
Compensation	$281,505	$34,089,487
Consulting fees	$57,680	$179,918
Consulting fees – related party	$45,000	$78,385
Sales and marketing	$80,498	$265,136
Research and development	$16,300	$139,327
General and administrative	$256,025	$136,289
Interest expense	$(4,737)	$(30,412)
Amortization of debt discount	$(16,621)	$(267,377)
Amortization of debt issuance costs	$–	$(24,864)
Derivative expense	$–	$(204,544)
Change in fair value of derivative liabilities	$44,330	$861,775
Net loss	$(705,413)	$(34,553,964)
Loss per common A share – basic	$(0.01)	$(1.29)

Revenue

Revenue was $9,372 for the three months ended June 30, 2015 as compared to $0 for the three months ended June 30, 2014. The increase in revenue is primarily attributable to sales of product to international distributors initiating agreements with the Company. During the three months ended June 30, 2014, the Company focused their efforts on research and development and finalizing the commercial version of The EKG Glove™.

Gross Profit

Gross profit percentage for the three months ended June 30, 2015 was 92%; there was no revenue during the three months ended June 30, 2014. During the three months ended June 30, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for products used for demonstration purposes in order to increase product awareness and generate future sales among their customer bases. iNeedMD has previously announced relationships with distributors in Turkey, the Middle East, UK, Ireland, Australia and New Zealand. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove™ paired with a compatible and portable ECG acquisition device (“The EKG Glove™ System”).

Compensation

Compensation was $281,505 for the three months ended June 30, 2015 compared to $34,089,487 for the three months ended June 30, 2014, a decrease of $33,807,982. Furthermore, during the three months ended June 30, 2015, the Company expensed $154,062 in share based payments for warrants issued compared to share based payments of $33,891,703 for shares issued to consultants during the three months ended June 30, 2015. The decrease is offset by the Company hiring employees to perform business functions instead of hiring consultants.

Consulting Fees

Consulting fees, including related party consulting fees, were $102,680 for the three months ended June 30, 2015 as compared to $258,303 for the three months ended June 30, 2014, a decrease of $155,623. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the three months ended June 30, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Sales and Marketing

Sales and marketing expense, including related party sales and marketing fees, were $80,498 for the three months ended June 30, 2015 as compared to $265,136 for the three months ended June 30, 2014, a decrease of $184,638. The decrease is attributable to the Company no longer incurring significant marketing expenses associated the India subsidiary formed during the first quarter of 2014. This was partially offset by the Company incurring significant expenses sending product demos to potential customers during the three months ended June 30, 2015.

Research and Development

Research and development expenses were $16,300 for the three months ended June 30, 2015 versus $139,327 for the three months ended June 30, 2014, a decrease of $123,027. During the three months ended June 30, 2015, the Company incurred less research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove™ to the international marketplace. During the three months ended June 30, 2014, the Company continued to focus on refining the design of The EKG Glove™ and initiating the development of a portable Electrocardiography acquisition device that will feature a wireless interface with application software.

General and Administrative Expenses

General and administrative expenses were $256,025 for the three months ended June 30, 2015 versus $136,289 for the three months ended June 30, 2014, an increase of $119,736. During the three months ended June 30, 2015, the increase is attributable to the additional legal, audit and accounting expenses associated with a public company expenses that weren’t incurred during the prior year.

Interest Expense

Interest expense was $4,737 for the three months ended June 30, 2015 as compared to $30,412 for the three months ended June 30, 2014, a decrease of $25,675. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount

Amortization of debt discount was $16,621 for the three months ended June 30, 2015 as compared to $267,377 for the three months ended June 30, 2014, a decrease of $250,756. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. The majority of the expense during the three months ended June 30, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $0 for the three months ended June 30, 2015 as compared to $24,864 for the three months ended June 30, 2014. The decrease is attributable to the Company repaying Ayer Notes I and II during the summer of 2014.

Derivative Expense

Derivative expense was $0 for the three months ended June 30, 2015 versus $204,544 for the three months ended June 30, 2014. The decrease in the derivative expense is attributable to the value of the warrants issued in the first quarter of 2014 as consideration for extending the maturity date on Ayer Note I.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $44,330 for the three months ended June 30, 2015 versus a gain of $861,775 for the three months ended June 30, 2014.

Net Loss

For the reasons mentioned above, net loss for the three months ended June 30, 2015 was $705,413, or a loss per share of $0.01 to Common A shareholders. Net loss for the three months ended June 30, 2014 was $34,553,964, or loss per share of $1.29 to Common A shareholders.

Summary of Statements of Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
Revenue	$21,678	$–
Gross profit	$18,787	$–
Compensation	$786,808	$34,124,173
Consulting fees	$103,176	$545,115
Consulting fees – related party	$95,000	$183,385
Sales and marketing	$174,369	$443,398
Sales and marketing – related party	$–	$20,000
Research and development	$46,300	$205,173
General and administrative	$486,290	$403,313
Interest income	$92	$–
Interest expense	$(9,422)	$(57,037)
Amortization of debt discount	$(33,059)	$(1,007,785)
Amortization of debt issuance costs	$–	$(129,459)
Derivative expense	$–	$(1,141,407)
Change in fair value of derivative liabilities	$56,830	$850,079
Net loss	$(1,668,715)	$(37,410,166)
Loss per common A share - basic	$(0.03)	$(2.79)

Revenue

Revenue was $21,678 for the six months ended June 30, 2015 as compared to $0 for the six months ended June 30, 2014. The increase in revenue is primarily attributable to orders from international distribution partners, for products used for demonstration purposes in order to increase product awareness and generate future sales among their customer bases. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove™ System. During the six months ended June 30, 2014, the Company focused their efforts on research and development and finalizing the commercial version of The EKG Glove™.

Gross Profit

Gross profit percentage for the six months ended June 30, 2015 was 40.5%; there was no revenue during the three months ended June 30, 2014. During the six months ended June 30, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for demonstration purposes in order to increase product awareness and generate future sales. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove™ system.

Compensation

Compensation was $786,808 for the six months ended June 30, 2015 compared to $34,124,173 for the six months ended June 30, 2014, a decrease of $33,337,365. During the six months ended June 30, 2015, the Company expensed $512,149 in share based payments for warrants issued compared to share based payments of $33,891,703 for shares issued to consultants during the six months ended June 30, 2014. The decrease is offset by the Company hiring employees to perform business functions instead of hiring consultants.

Consulting Fees

Consulting fees, including related party consulting fees, were $198,176 for the six months ended June 30, 2015 as compared to $728,500 for the six months ended June 30, 2014, a decrease of $530,324. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the six months ended June 30, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Sales and Marketing

Sales and marketing expenses, including related party sales and marketing fees, were $174,369 for the six months ended June 30, 2015 as compared to $463,398 for the six months ended June 30, 2014, a decrease of $289,029. The decrease is attributable to the Company no longer incurring significant marketing expenses associated the India subsidiary formed during the first quarter of 2014. This was partially offset by the Company incurring significant expenses sending product demos to potential customers during the six months ended June 30, 2015.

Research and Development

Research and development expenses were $46,300 for the six months ended June 30, 2015 versus $205,173 for the six months ended June 30, 2014, a decrease of $158,873. During the six months ended June 30, 2015, the Company incurred less research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove™ in the international marketplace. During the six months ended June 30, 2014, the Company focused on refining the design of The EKG Glove™ and initiating the development of a portable Electrocardiography acquisition device that will feature a wireless interface with application software.

General and Administrative Expenses

General and administrative expenses were $486,290 for the six months ended June 30, 2015 versus $403,313 for the six months ended June 30, 2014, an increase of $82,977. During the six months ended June 30, 2015, the increase is attributable to the additional legal, audit and accounting expenses associated with a public company expenses that weren’t incurred during the prior year.

Interest Expense

Interest expense was $9,422 for the six months ended June 30, 2015 as compared to $57,037 for the six months ended June 30, 2014, a decrease of $47,615. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount

Amortization of debt discount was $33,059 for the six months ended June 30, 2015 as compared to $1,007,785 for the six months ended June 30, 2014, a decrease of $974,726. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. The majority of the expense during the six months ended June 30, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $0 for the six months ended June 30, 2015 as compared to $129,459 for the six months ended June 30, 2014. The decrease is attributable to the Company repaying Ayer Notes I and II during the summer of 2014.

Derivative Expense

Derivative expense was $0 for the six months ended June 30, 2015 versus $1,141,407 for the six months ended June 30, 2014. The decrease in the derivative expense is attributable to the value of the warrants issued in the first quarter of 2014 as consideration for extending the maturity date on Ayer Note I.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $56,830 for the six months ended June 30, 2015 versus a gain of $850,079 for the six months ended June 30, 2014.

Net Loss

For the reasons mentioned above, net loss for the six months ended June 30, 2015 was $1,668,715, or a loss per share of $0.03 to Common A shareholders. Net loss for the six months ended June 30, 2014 was $37,410,166 or loss per share of $2.79 to Common A shareholders.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015, compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$1,849,357	$2,616,029	$(766,672)
Current Liabilities	$2,705,464	$2,324,338	$381,126
Working Capital (Deficit)	$(856,107)	$291,691	$(1,147,798)

At June 30, 2015, we had working capital deficit of $856,107 as compared to working capital of $291,691 at December 31, 2014, a decrease in working capital of $1,147,798. The decrease is primarily attributable to a decrease in cash of $1,427,983.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $1,427,983 and $2,134,815, respectively. The net loss for the six months ended June 30, 2015 and 2014 was $1,668,715 and $37,410,166, respectively. During the six months ended June 30, 2015, the net loss was offset by share based payments for warrants issued and the increase in inventory in anticipation of future fulfillment of distribution agreements. During the six months ended June 30, 2014, the net loss was offset by share based payments to employees and consultants, the amortization of debt issuance costs and debt discount on the notes payable, and the derivative expense.

Financings

During the six months ended June 30, 2015, the Company did not engage in any financing activities. During the six months ended June 30, 2014, we received proceeds of $2,464,251 from the issuance of Class A common shares and $400,000 from the issuance of a convertible note. The issuance of additional debt during the six months ended June 30, 2014 resulted in the payment of $27,000 in debt issuance costs. During the six months ended June 30, 2014, we also received advances of $60,000 from our largest shareholder.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $1,668,715 and $1,427,983, respectively, for the six months ended June 30, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $856,107 and $117,009,044, respectively, as of June 30, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (the “Plaintiff”). On April 30, 2015, the Plaintiff filed a complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties and certain violations of Delaware corporate law. The Company believes these claims to be unfounded and has filed its answer with the Court of Chancery of the State of Delaware on July 31, 2015. The Company is continuing to vigorously defend itself against this lawsuit.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, other than those previously reported in a Current Report on Form 8-K.

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

INEEDMD HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Thomas A. Nicolette
	Name:	Thomas A. Nicolette
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

