Form 10-Q
period 2015-09-30
iNeedMD Holdings, Inc.
filed 2015-11-16
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2015, there were 48,014,424 shares outstanding of the registrant’s common stock.

INEEDMD HOLDINGS, INC.

Condensed Consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	F-2

Condensed Consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (unaudited)	F-3

Notes to condensed consolidated financial statements	F-4 - F-10

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iNeedMD Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash	$353,061	$2,457,622
Accounts receivable, net	63,217	-
Inventory	1,098,522	148,476
Prepaid expenses	17,169	9,931
Total Current Assets	1,531,969	2,616,029

Property and equipment, net	35,397	48,549

Other Assets
Security Deposits	7,941	7,941

Total Other Assets	7,941	7,941

Total Assets	$1,575,307	$2,672,519

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$834,807	$247,904
Deferred revenue	35,775	36,975
Convertible notes payable, net of debt discount of $9,314 and $59,177, respectively	190,686	140,823
Derivative Liability	1,810,452	1,898,636

Total Current Liabilities	2,871,720	2,324,338

Total Liabilities	2,871,720	2,324,338

Commitments and contingencies

Stockholders' Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized;
400 and 400 shares issued and outstanding, respectively	-	-
Class A Common Stock par value $0.001: 65,000,000 shares authorized;
48,014,424 and 48,014,424 shares issued and outstanding, respectively	48,014	48,014
Additional paid-in capital	116,220,650	115,640,496
Accumulated deficit	(117,565,077)	(115,340,329)
Total Stockholders' Equity (Deficit)	(1,296,413)	348,181

Total Liabilities and Stockholders' Equity	$1,575,307	$2,672,519

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$64,498	$-	$86,176	$-

Cost of revenue	19,209	-	32,100	-

Gross profit	45,289	-	54,076	-

Operating expenses
Compensation	119,829	651,324	906,637	34,775,497
Consulting fees	129,547	278,205	232,723	823,320
Consulting fees - related party	45,000	60,000	140,000	243,385
Sales and marketing	-	-	174,369	443,398
Sales and marketing - related party	-	-	-	20,000
Research and development	17,000	314,136	63,300	519,309
General and administrative	299,797	588,187	786,087	991,500

Total operating expenses	611,173	1,891,852	2,303,116	37,816,409

Loss from operations	(565,884)	(1,891,852)	(2,249,040)	(37,816,409)

Other income (expenses)
Interest income	90	83	182	83
Interest expense	(4,789)	(24,951)	(14,211)	(81,988)
Amortization of debt discount	(16,804)	(84,203)	(49,863)	(1,091,988)
Amortization of debt issuance costs	-	-	-	(129,459)
Derivative expense	-	-	-	(1,141,407)
Change in fair value of derivative liabilities	31,354	74,498	88,184	924,577

Total other income (expenses)	9,851	(34,573)	24,292	(1,520,182)

Income tax provision	-	25	-	25

Net loss	$(556,033)	$(1,926,450)	$(2,224,748)	$(39,336,616)

Net loss per common share
Basic and diluted- Common A shares	$(0.01)	$(0.05)	$(0.05)	$(1.73)

Weighted average common A shares outstanding - basic and diluted	48,014,424	41,270,946	48,014,424	22,782,704

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(2,224,748)	$(39,336,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	13,152	4,361
Amortization of debt issuance costs on notes payable	-	129,459
Amortization of debt discount on notes payable	49,863	1,091,988
Derivative expense	-	1,141,407
Change in fair value of derivative liabilities	(88,184)	(924,577)
Share based payments - warrants and Class A common stock issued to employees and consultants	580,154	34,321,986
Changes in operating assets and liabilities:
Accounts receivable	(63,217)	-
Inventory	(950,046)	(31,145)
Prepaid expenses	(7,238)	(23,578)
Prepaid interest	-	10,473
Security deposit	-	(7,941)
Accounts payable and accrued liabilities	586,903	(193,966)
Deferred revenue	(1,200)	-

Net Cash Used by Operating Activities	(2,104,561)	(3,818,149)

Cash Flows from Investing Activities:
Purchase of equipment	-	(67,819)

Cash Flows from Investing Activities:	-	(67,819)

Cash Flows from Financing Activities:
Payment of debt issuance costs	-	(27,000)
Repayment of convertible notes	-	(1,150,000)
Proceeds from the issuance of convertible notes	-	600,000
Proceeds from common stock subscribed	-	7,063,965
Net proceeds from the issuance of Class A common stock	-	450,000

Net Cash Provided By Financing Activities	-	6,936,965

Net change in cash	(2,104,561)	3,050,997

Cash at beginning of reporting period	2,457,622	853,908

Cash at end of reporting period	$353,061	$3,904,905

Supplemental disclosures of cash flow information:
Interest paid	$-	$39,749
Income taxes paid	$-	$25

Supplemental disclosure of non-cash investing and financing activities:

Debt issuance costs paid in the form of stock warrants on convertible notes payable	$-	$13,979
Debt discount in conjunction with the recording of the original value of the derivative liability	$-	$400,000
Debt discount in conjunction with Class A common stock issued with convertible note payable	$-	$66,667
Debt discount in conjunction with beneficial ownership feature	$-	$133,333
Stock issuance costs paid in the form of warrants	$-	$664,869

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position as of September 30, 2015 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. The December 31, 2014 balance sheet information was derived from the audited financial statements as of that date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,810,452	$-	$-	$1,810,452	$1,810,452

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2015	$1,898,636
Change in fair value of derivative liabilities	(88,184)
Balance, September 30, 2015	$1,810,452

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2015 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

Dividend Yield	0%
Expected Volatility	82.63-94.22%
Risk free interest rate	0.08-0.92%
Contractual term	0.14-3.41 years
Exercise price	$0.35-0.50
Common shares assumed issued	2,354,880

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

The following table shows the outstanding dilutive Class A common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	September 30,
	2015	2014
Warrants	3,996,740	2,996,845
Conversion features on convertible notes	698,880	1,072,563
Total potentially dilutive shares	4,695,620	4,069,408

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation - Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Note 3- Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $2,224,748 and $2,104,561, respectively, for the nine months ended September 30, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $1,339,751 and $117,565,077, respectively, as of September 30, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued from 2012 to 2014.

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded a derivative expense of $0 and $1,141,407 for the nine months ended September 30, 2015 and 2014, respectively.

The change in fair value of derivative liabilities was a $31,354 gain for the three months ended September 30, 2015 as opposed to a $74,498 gain for the three months ended September 30, 2014. The change in fair value of derivative liabilities was an $88,184 gain for the nine months ended September 30, 2015 as opposed to a gain of $924,577 for the nine months ended September 30, 2014.

Note 5 - Related Party Transactions

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

Govindan Gopinathan, the Executive Board Chairman and largest shareholder of the Company, advanced the Company monies and the Company repaid portions of the advances. The advances were non-interest bearing and have no specified maturity date. As of September 30, 2015, the Company owed no monies to Govindan Gopinathan.

Govindan Gopinathan provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $385 for the three months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. $0 and $148,385 for the nine months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Thomas Nicolette, the Chief Executive Officer, provided consulting services for the Company. Consulting expenses pertaining to his services were $45,000 and $60,000 for the three months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. Consulting expenses pertaining to his services were $135,000 and $60,000 for the nine months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Arthur Tilford, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $0 for the three months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. Consulting expenses pertaining to his services were $5,000 and $15,000 for the nine months ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Andrew Mininger, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $0 for the three months and ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations. Consulting expenses pertaining to his services were $0 and $20,000 for the nine months and ended September 30, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Dalen Harrison, a former Board member, provided sales and marketing services for the company. Sales and marketing expenses pertaining to his services were $0 and $0 for the three months ended September 30, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations. Sales and marketing expenses pertaining to his services were $0 and $20,000 for the nine months ended September 30, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations.

Note 6 - Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,	December 31,
	2015	2014
Chertoff Note	100,000	100,000

Van Damm Note	100,000	100,000

Total Convertible Notes	200,000	200,000

Unamortized Debt Discount	(9,314)	(59,177)

Total Convertible Notes, Net of Debt Discount	190,686	140,823

Current Portion of Convertible Notes	190,686	140,823

Long-Term Convertible Notes less Current Portion	$-	$-

During the three months ended September 30, 2015 and 2014, the Company recognized $16,804 and $84,203 in amortization of the debt discount, respectively, relating to the convertible notes payable. During the nine months ended September 30, 2015 and 2014, the Company recognized $49,863 and $1,091,988 in amortization of the debt discount, respectively, relating to the convertible notes payable.

During the three months ended September 30, 2015 and 2014, the Company recognized $0 and $0 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable. During the nine months ended September 30, 2015 and 2014, the Company recognized $0 and $129,459 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable.

Note 7 - Stockholders’ Equity

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Nine Months Ended September 30,
	2015	2014
Risk free interest rate	1.61%	1.55-1.74%
Dividend yield	0.00%	0.00%
Expected volatility	96.53%	101-117%
Expected life in years	5.00	5.00
Forfeiture Rate	0.00%	0.00%

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

The following is a summary of the Company’s stock warrant activity during the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2015	3,496,740	$0.83	4.30
Granted	500,000	$0.50	4.25
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - September 30, 2015	3,996,740	$0.79	3.64
Exercisable - September 30, 2015	3,996,740	$0.79	3.64

At September 30, 2015, the total intrinsic value of warrants outstanding and exercisable was $1,578,000.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $68,005 and $430,283 for the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $580,154 and $430,283 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, unrecognized compensation costs related to non-vested warrants was $0.

Note 8 - Significant Risks and Uncertainties

Accounts Payable Concentrations

Accounts payable from a single vendor in any one year can exceed 10% of our total purchases. As of September 30, 2015, one vendor represented 95% of our accounts payable. As of December 31, 2014, three vendors represented 66% of our accounts payable. The loss of any key vendor would have to be replaced by others or our inability to do so may have a material adverse effect on our business and financial condition.

Note 9 - Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that below claim and proceeding against it is likely to have a material adverse effect on its financial condition or results of operations.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. As of the date hereof, the Company and Makover are continuing good faith settlement discussions to work towards an amicable resolution of this matter.

Operating Leases

Rent expense was $37,746 and $53,301 for the nine months ended September 30, 2015 and 2014, respectively. Future minimum payments of the Company’s leases are as follows:

2015 (remainder of year)	$10,045
2016	48,363
2017	49,813
2018	51,308
2019	26,033
$185,532

Note 10 - Subsequent Events

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

Business Overview

iNeedMD Holdings, Inc. (“iNeedMD” or the “Company”) was incorporated on February 1, 2012, under the laws of the State of Nevada. iNeedMD is a medical device company that has developed a disposable device called The EKG Glove that standardizes and simplifies the placement of a system of electrodes and lead wire circuitry required to obtain a diagnostic, 12-lead Electrocardiogram (“ECG” or “EKG”). An ECG is the mainstay in the assessment of cardiac health and is used in the diagnosis, prevention, and monitoring of cardiovascular disease. The EKG Glove is FDA-cleared and CE-Marked and therefore has the appropriate regulatory clearances for sale in the US and the EU.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Revenue	$64,498	$-
Gross profit	$45,289	$-
Compensation	$119,829	$651,324
Consulting fees	$129,547	$278,205
Consulting fees - related party	$45,000	$60,000
Research and development	$17,000	$-
General and administrative	$299,797	$314,136
Interest expense	$(4,789)	$(24,951)
Amortization of debt discount	$(16,804)	$(84,203)
Change in fair value of derivative liabilities	$31,354	$74,498
Net loss	$(556,033)	$(1,926,450)
Loss per common A share - basic	$(0.01)	$(0.05)

Revenue

Revenue was $64,498 for the three months ended September 30, 2015 as compared to $0 for the three months ended September 30, 2014. The increase in revenue is primarily attributable to sales of product to international distributors initiating agreements with the Company. During the three months ended September 30, 2014, the Company focused their efforts on research and development and finalizing the commercial version of The EKG Glove.

Gross Profit

Gross profit percentage for the three months ended September 30, 2015 was 70%; there was no revenue during the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for products used for demonstration purposes in order to increase product awareness and generate future sales among their customer bases. iNeedMD has previously announced relationships with distributors in Turkey, the Middle East, UK, Ireland, Australia and New Zealand. In addition, iNeedMD advised in late September that it had received approval to market The EKG Glove in China and is currently assessing distribution opportunities. The Company also continues to have direct sales activity with a US governmental agency who is broadening the use of The EKG Glove paired with a compatible and portable ECG acquisition device (“The EKG Glove System”).

Compensation

Compensation was $119,829 for the three months ended September 30, 2015 compared to $651,324 for the three months ended September 30, 2014, a decrease of $531,495. Furthermore, during the three months ended September 30, 2015, the Company expensed $68,005 in share based payments for warrants issued compared to share based payments of $430,283 for shares issued to consultants during the three months ended September 30, 2014. The decrease is offset by the Company hiring employees to perform business functions instead of hiring consultants.

Consulting Fees

Consulting fees, including related party consulting fees, were $174,547 for the three months ended September 30, 2015 as compared to $338,205 for the three months ended September 30, 2014, a decrease of $163,658. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the three months ended September 30, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Research and Development

Research and development expenses were $17,000 for the three months ended September 30, 2015 versus $314,136 for the three months ended September 30, 2014, a decrease of $297,136. During the three months ended September 30, 2015, the Company incurred less research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove to the international marketplace. During the three months ended September 30, 2014, the Company continued to focus on refining the design of The EKG Glove and initiating the development of a portable Electrocardiography acquisition device that will feature a wireless interface with application software.

General and Administrative Expenses

General and administrative expenses were $299,797 for the three months ended September 30, 2015 versus $588,187 for the three months ended September 30, 2014, a decrease of $288,390. The decrease is attributable to the additional legal, audit and accounting expenses associated with the transition from a private to a publicly traded company during the prior year.

Interest Expense

Interest expense was $4,789 for the three months ended September 30, 2015 as compared to $24,951 for the three months ended September 30, 2014, a decrease of $20,162. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount

Amortization of debt discount was $16,804 for the three months ended September 30, 2015 as compared to $84,203 for the three months ended September 30, 2014, a decrease of $67,399. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. The majority of the expense during the three months ended September 30, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $31,354 for the three months ended September 30, 2015 versus a gain of $74,498 for the three months ended September 30, 2014.

Net Loss

For the reasons mentioned above, net loss for the three months ended September 30, 2015 was $556,033, or a loss per share of $0.01 to Common A shareholders. Net loss for the three months ended September 30, 2014 was $1,926,450, or loss per share of $0.05 to Common A shareholders.

Summary of Statements of Operations for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Revenue	$86,176	$-
Gross profit	$54,076	$-
Compensation	$906,637	$34,775,497
Consulting fees	$232,723	$823,320
Consulting fees - related party	$140,000	$243,385
Sales and marketing	$174,369	$443,398
Sales and marketing - related party	$-	$20,000
Research and development	$63,300	$519,309
General and administrative	$786,087	$991,500
Interest income	$182	$83
Interest expense	$(14,211)	$(81,988)
Amortization of debt discount	$(49,863)	$(1,091,988)
Amortization of debt issuance costs	$-	$(129,459)
Derivative expense	$-	$(1,141,407)
Change in fair value of derivative liabilities	$88,184	$924,577
Net loss	$(2,224,748)	$(39,336,616)
Loss per common A share - basic	$(0.05)	$(1.73)

Revenue

Revenue was $86,176 for the nine months ended September 30, 2015 as compared to $0 for the nine months ended September 30, 2014. The increase in revenue is primarily attributable to orders from international distribution partners, for products used for demonstration purposes in order to increase product awareness and generate future sales among their customer bases. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove System. During the nine months ended September 30, 2014, the Company focused their efforts on research and development and finalizing the commercial version of The EKG Glove.

Gross Profit

Gross profit percentage for the nine months ended September 30, 2015 was 62.8%; there was no revenue during the three months ended September 30, 2014. During the nine months ended September 30, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for demonstration purposes in order to increase product awareness and generate future sales. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove system.

Compensation

Compensation was $906,637 for the nine months ended September 30, 2015 compared to $34,775,497 for the nine months ended September 30, 2014, a decrease of $33,868,860. During the nine months ended September 30, 2015, the Company expensed $580,154 in share based payments for warrants issued compared to share based payments of $34,321,986 for shares issued to consultants during the nine months ended September 30, 2014. The decrease is offset by the Company hiring employees to perform business functions instead of hiring consultants.

Consulting Fees

Consulting fees, including related party consulting fees, were $372,723 for the nine months ended September 30, 2015 as compared to $1,066,705 for the nine months ended September 30, 2014, a decrease of $693,982. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the nine months ended September 30, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Sales and Marketing

Sales and marketing expenses, including related party sales and marketing fees, were $174,369 for the nine months ended September 30, 2015 as compared to $463,398 for the nine months ended September 30, 2014, a decrease of $289,029. The decrease is attributable to the Company no longer incurring significant marketing expenses associated the India subsidiary formed during the first quarter of 2014. This was partially offset by the Company incurring significant expenses sending product demos to potential customers during the nine months ended September 30, 2015.

Research and Development

Research and development expenses were $63,300 for the nine months ended September 30, 2015 versus $519,309 for the nine months ended September 30, 2014, a decrease of $456,009. During the nine months ended September 30, 2015, the Company incurred less research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove in the international marketplace. During the nine months ended September 30, 2014, the Company focused on refining the design of The EKG Glove and initiating the development of a portable Electrocardiography acquisition device that will feature a wireless interface with application software.

General and Administrative Expenses

General and administrative expenses were $786,087 for the nine months ended September 30, 2015 versus $991,500 for the nine months ended September 30, 2014, a decrease of $205,413. The decrease is attributable to the additional legal, audit and accounting expenses associated with the transition from a private to a publicly traded company during the prior year.

Interest Expense

Interest expense was $14,211 for the nine months ended September 30, 2015 as compared to $81,988 for the nine months ended September 30, 2014, a decrease of $67,777. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount

Amortization of debt discount was $49,863 for the nine months ended September 30, 2015 as compared to $1,091,988 for the nine months ended September 30, 2014, a decrease of $1,042,125. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. The majority of the expense during the nine months ended September 30, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs was $0 for the nine months ended September 30, 2015 as compared to $129,459 for the nine months ended September 30, 2014. The decrease is attributable to the Company repaying Ayer Notes I and II during the summer of 2014.

Derivative Expense

Derivative expense was $0 for the nine months ended September 30, 2015 versus $1,141,407 for the nine months ended September 30, 2014. The decrease in the derivative expense is attributable to the value of the warrants issued in the first quarter of 2014 as consideration for extending the maturity date on Ayer Note I.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $88,184 for the nine months ended September 30, 2015 versus a gain of $924,577 for the nine months ended September 30, 2014.

Net Loss

For the reasons mentioned above, net loss for the nine months ended September 30, 2015 was $2,224,748, or a loss per share of $0.05 to Common A shareholders. Net loss for the nine months ended September 30, 2014 was $39,336,616 or loss per share of $1.73 to Common A shareholders.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015, compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$1,531,969	$2,616,029	$(1,084,060)
Current Liabilities	$2,871,720	$2,324,338	$547,382
Working Capital (Deficit)	$(1,339,751)	$291,691	$(1,631,442)

At September 30, 2015, we had working capital deficit of $1,339,751 as compared to working capital of $291,691 at December 31, 2014, a decrease in working capital of $1,631,442. The decrease is primarily attributable to a decrease in cash of $2,104,561 and an increase in accounts payable and accrued liabilities of $586,903 offset by an increase in inventory of $950,046.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $2,104,561 and $3,818,149, respectively. The net loss for the nine months ended September 30, 2015 and 2014 was $2,224,748 and $39,336,616, respectively. During the nine months ended September 30, 2015, the net loss was offset by share based payments for warrants issued and the increase in inventory in anticipation of future fulfillment of distribution agreements. During the nine months ended September 30, 2014, the net loss was offset by share based payments to employees and consultants, the amortization of debt issuance costs and debt discount on the notes payable, and the derivative expense.

Investing

Net cash used in investing activities for the nine months ended September 30, 2014 was $67,819 paid for the purchase of equipment.

Financings

During the nine months ended September 30, 2015, the Company did not engage in any financing activities. During the nine months ended September 30, 2014, we received proceeds of $7,513,965 from the issuance of Class A common shares and $600,000 from the issuance of a convertible note. The issuance of additional debt during the nine months ended September 30, 2014 resulted in the payment of $27,000 in debt issuance costs. During the nine months ended September 30, 2014, we also repaid $1,150,000 of convertible notes.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $2,224,748 and $2,104,561, respectively, for the nine months ended September 30, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $1,339,751 and $117,565,077, respectively, as of September 30, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no off-balance sheet arrangements.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. As of the date hereof, the Company and Makover are continuing good faith settlement discussions to work towards an amicable resolution of this matter.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, other than those previously reported in a Current Report on Form 8-K.

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

INEEDMD HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Thomas A. Nicolette
	Name:	Thomas A. Nicolette
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

