Form 10-K
period 2015-12-31
iNeedMD Holdings, Inc.
filed 2016-11-15
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015: $51,611,765.

As of November 15, 2016, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity is 52,638,824.

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

Acquisition of Mediplex Alliances Inc.

Effective March 16, 2016 (the “Closing Date”), iNeedMD Holdings, Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among Mediplex Alliances Inc., a Delaware corporation (“Mediplex”), and Jonathan Loutzenhiser and Darryl Cleveland, individuals and the sole shareholders of Mediplex (the “Shareholders” and together with the Company and Mediplex, the “Parties”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, the Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the outstanding shares of common stock of Mediplex representing 100% of the equity interest in Mediplex to the Company. In exchange, the Company shall issue to the Shareholders in accordance with their ownership in Mediplex, (i) 2,500,000 shares of common stock of the Company on the Closing Date subject to a Clawback (as defined in the Share Exchange Agreement) by the Company, and (ii) 2,500,000 shares of common stock of the Company on the six-month anniversary of the Closing Date subject to a Clawback by the Company (collectively, (i) and (ii) the “Closing Shares”).

If, at any time during the twelve months after the Closing Date, the Company consummates a financing transaction in the amount of at least $1,000,000 and the Company sells or grants any option to purchase any common stock or common stock equivalents entitling any Person (as defined in the Share Exchange Agreement) to acquire shares of common stock of the Company at an effective price per share that is lower than $1.00, then the Shareholders shall be entitled to the issuance of additional shares of common stock of the Company in order to maintain their ownership interest solely in the Closing Shares. No adjustment will be made with respect to any Excepted Issuances (as defined in the Share Exchange Agreement).

Additionally, upon achievement of the accrued revenue milestones set forth below prior to the end of the 2018 fiscal year, the Company shall issue to the Shareholders, pro-rata in accordance with their ownership in Mediplex, shares of common stock of the Company, as follows:

1.	upon revenues attributable to the business of Mediplex (as reflected on the Company’s financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”)) first reaching $7,500,000, 5,000,000 shares of common stock of the Company;

2.	upon revenues attributable to the business of Mediplex (as reflected on the Company’s financial statements prepared in accordance with GAAP) first reaching $15,000,000, $5,000,000 of common stock of the Company as determined by dividing $5,000,000 by the volume-weighted average price on the OTC Markets OTCQB Marketplace, or applicable trading market as reported by Bloomberg L.P. of the Company’s common stock in the five (5) Trading Days (as defined in the Share Exchange Agreement) immediately prior to the Determination Date (as defined in the Share Exchange Agreement), or, if the OTCQB is not the principal trading market for the Company’s common stock, the closing bid price of such security on the principal securities exchange or trading market where the Company’s common stock is listed or traded (the “Milestone Valuation”);

3.	upon revenues attributable to the business of Mediplex (as reflected on the Company’s financial statements prepared in accordance with GAAP) first reaching $20,000,000, $5,000,000 of common stock of the Company as determined using the Milestone Valuation; and

4.	upon revenues attributable to the business of Mediplex (as reflected on the Company’s financial statements prepared in accordance with GAAP) first reaching $25,000,000, $5,000,000 of common stock of the Company as determined using the Milestone Valuation.

As described above, on March 16, 2016, the Company effectuated the Share Exchange Agreement which resulted in Mediplex, a company focused on providing various U.S. healthcare organizations with time and cost efficient medical devices that help improve patient outcomes while enhancing the management of medical practices, being acquired by the Company. On the Closing Date, pursuant to the terms of the Share Exchange Agreement, Mediplex became a wholly owned subsidiary of the Company. In exchange, we provided the Closing Shares to the Shareholders as described above.

The Shareholders and the Board of Directors of Mediplex have approved the Share Exchange Agreement and the transactions contemplated thereunder. The Board of Directors of the Company have approved the Share Exchange Agreement and the transactions contemplated thereunder.

The foregoing does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2016.

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

4.	Medical Transport - When emergency medical technicians (EMTs) wirelessly transmit electrocardiograms (ECG) directly to a cardiologist or attending physician’s Bluetooth-enabled device for immediate interpretation, heart attack patients can potentially receive an artery-opening procedure in half the usual time. The physician, upon observing definitive signs of a heart attack via remote acquisition, can direct hospital staff to have the patient bypass the emergency department upon arrival and go directly to the catheterization laboratory for treatment. Since The EKG Glove can facilitate accurate ECG lead placement in under 30 seconds, the product’s ease-of-use can improve the efficiency of the EMT and helps ensure the precision of the ECG tracing is of diagnostic quality. The American College of Cardiology (ACC) and the American Heart Association recommend that patients have their arteries opened directly within 90 minutes of arriving at the hospital; as a result if the EKG Glove System facilitates a quicker "door-to-reperfusion" rate, the more likely the heart muscle and the patient will be saved.

5.	Remote Medical Assessment - As previously noted above, wirelessly transmitting electrocardiograms (ECG) via Bluetooth-enabled devices directly to physicians for immediate assessment and interpretation improves the quality of patient care. This is especially true in geographically isolated regions or other settings where cardiac care physicians are absent or inaccessible. In remote locations such as in rural communities, telehealth adoption is significantly higher as compared to hospitals in urban areas. For example, Alaska hospitals reported the highest percent of telehealth adoption at 75 percent; Arkansas at 71 percent; South Dakota at 70 percent; and Maine at 69 percent. In addition, the Department of Veterans Affairs recently reported that 690,000 veterans received care via 2 million telehealth visits in fiscal year 2014 which ended in September 2014 – that’s 12 percent of all veterans enrolled in VA health care. Home telehealth is a growing segment of the category and often only encompasses the acquisition of vital signs such as pulse, weight, blood pressure and temperature. Since The EKG Glove is capable of being self-adhered given its all-in-one design, and the Bluetooth ECG acquisition device can be configured to facilitate ECG transmission with minimal patient interface, this user-friendly system has the potential to enable off-site cardiac assessments into a home telehealth menu of services.

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

Item 3. Legal Proceedings.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. On August 22, 2016 the Company and Makover participated in a meditation which resulted in an agreement which would provide for the issuance of 2,500,000 shares of the Company’s common stock to Makover and a payment of $100,000 by the Company to Makover. The stock issuance and payment are contingent upon the Company securing additional financing.

Except as disclosed above, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTC Markets under the symbol “NEMD”. At this time our shares of common stock trade on a limited basis.

(b) Holders

As of November 15, 2016, a total of 52,638,824 shares of the Company’s common stock are currently outstanding held by 220 shareholders of record.

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

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

On January 27, 2014, the Company issued 50 common shares to an investor in a private placement at $1,000 per share for total proceeds of $50,000.

On March 6, 2014, the Company issued 400 common shares to an investor in a private placement at $1,000 per share for total proceeds of $400,000.

On April 20, 2014, the Company issued 33,891,703 shares of common stock to investors and consultants. The shares were valued at $1.00 per share.

On November 20, 2012, the Company entered into two Note Purchase Agreements whereby the investors acquired $200,000 of convertible promissory notes for an aggregate purchase price of $200,000 in a private placement. The Notes are secured by all of the assets of the Company. The Notes bear interest at 9.5% per annum and mature three years from the date of issuance. Accrued interest on the Notes as of December 31, 2015 and 2014 was $59,186 and $40,186, respectively. On June 20, 2014, these investors received 100,000 shares of common stock as part of the consideration in such Note Purchase Agreement.

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

On December 24, 2014, the Company issued 42,464,424 shares of common stock to the shareholders of iNeedMD, Inc., their affiliates or assigns, in exchange for 100% of the outstanding shares of iNeedMD, Inc. a Delaware corporation.

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

During the year ended December 31, 2015, the Company entered into a settlement agreement with former note holders which resulted in the conversion of the derivative notes and warrants to 3,255,752 shares of common stock.

These securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of securities by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since the shareholders agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Revenue	$44,165	$910
Gross profit	$(94,112)	$604
Compensation	$970,246	$35,038,488
Consulting fees	$267,806	$1,015,522
Consulting fees - related party	$185,000	$278,000
Sales and marketing	$109,068	$336,944
Sales and marketing - related party	$-	$20,000
Research and development	$87,300	$697,142
General and administrative	$1,109,260	$1,207,946
Interest income	$198	$237
Settlement expense	$(2,075,000)	$-
Proceeds from insurance settlement	$-	$36,365
Interest expense	$(19,000)	$(96,444)
Amortization of debt discount and issuance costs	$(59,177)	$(1,362,793)
Debt Conversion Expense	$-	$(100,000)
Derivative expense	$-	$(1,141,407)
Change in fair value of derivative liabilities	$27,583	$944,994
Net loss	$(4,948,188)	$(40,312,486)
Loss per common A share - basic	$(0.10)	$(1.45)

Revenue

Revenue was $44,165 for the year ended December 31, 2015 as compared to $910 for the year ended December 31, 2014. The increase in revenue is primarily attributable to orders from international distribution partners, for products used for demonstration purposes in order to increase product awareness and generate future sales among their customer bases. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove System. During the year ended December 31, 2014, the Company focused their efforts on research and development and finalizing the commercial version of The EKG Glove.

Gross Profit

Gross profit percentage for the year ended December 31, 2015 was (213.0)%; as compared to 66.4% for the year ended December 31, 2014. During the year ended December 31, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for demonstration purposes in order to increase product awareness and generate future sales. The Company also had direct sales activity with a US governmental agency who is assessing the use of The EKG Glove system. The gross profit decline is also attributable to a write-off of $105,499 for obsolete inventory recorded by the Company during the year ended December 31, 2015.

Compensation

Compensation was $970,246 for the year ended December 31, 2015 compared to $35,038,488 for the year ended December 31, 2014, a decrease of $34,068,242. During the year ended December 31, 2015, the Company expensed $580,154 in share based payments for warrants issued compared to share based payments of $34,408,043 for shares issued to consultants during the year ended December 31, 2014. The decrease is offset by the Company hiring employees to perform business functions instead of hiring consultants.

Consulting Fees

Consulting fees, including related party consulting fees, were $452,806 for the year ended December 31, 2015 as compared to $1,293,522 for the year ended December 31, 2014, a decrease of $840,716. The decrease is attributable to the Company hiring employees instead of consultants to perform business functions. During the year ended December 31, 2014, the Company utilized consultants to transition from a private to a publicly traded company.

Sales and Marketing

Sales and marketing expenses, including related party sales and marketing fees, were $109,068 for the year ended December 31, 2015 as compared to $356,944 for the year ended December 31, 2014, a decrease of $247,876. The decrease is attributable to the Company no longer incurring significant marketing expenses associated the India subsidiary formed during the first quarter of 2014. This was partially offset by the Company incurring significant expenses sending product demos to potential customers during the year ended December 31, 2015.

Research and Development

Research and development expenses were $87,300 for the year ended December 31, 2015 versus $697,142 for the year ended December 31, 2014, a decrease of $609,842. During the year ended December 31, 2015, the Company incurred less research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove in the international marketplace. During the year ended December 31, 2014, the Company focused on refining the design of The EKG Glove and initiating the development of a portable Electrocardiography acquisition device that will feature a wireless interface with application software.

General and Administrative Expenses

General and administrative expenses were $1,109,260 for the year ended December 31, 2015 versus $1,207,946 for the year ended December 31, 2014, a decrease of $98,686. The decrease is attributable to the additional legal, audit and accounting expenses associated with the transition from a private to a publicly traded company during the prior year.

Interest Expense

Interest expense was $19,000 for the year ended December 31, 2015 as compared to $96,444 for the year ended December 31, 2014, a decrease of 77,444. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014.

Amortization of Debt Discount and Issuance Costs

Amortization of debt discount was $59,177 for the year ended December 31, 2015 as compared to $1,233,334 for the year ended December 31, 2014, a decrease of $1,174,157. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2014. The majority of the expense during the year ended December 31, 2014 was attributable to the warrants issued in connection with Ayer Notes I & II.

Amortization of debt issuance costs was $0 for the year ended December 31, 2015 as compared to $129,459 for the year ended December 31, 2014. The decrease is attributable to the Company repaying Ayer Notes I and II during the summer of 2014.

Derivative Expense

Derivative expense was $0 for the year ended December 31, 2015 versus $1,141,407 for the year ended December 31, 2014. The decrease in the derivative expense is attributable to the value of the warrants issued in the first quarter of 2014 as consideration for extending the maturity date on Ayer Note I.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $27,583 for the year ended December 31, 2015 versus a gain of $944,994 for the year ended December 31, 2014.

Net Loss

For the reasons mentioned above, net loss for the year ended December 31, 2015 was $4,948,188, or a loss per share of $0.010 to Common A shareholders. Net loss for the year ended December 31, 2014 was $40,312,486 or loss per share of $1.45 to Common A shareholders.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015, compared to December 31, 2014:

	December 31, 2015	December 31, 2014	Increase (Decrease)
Current Assets	$1,117,184	$2,616,029	$(1,498,845)
Current Liabilities	$3,888,847	$2,324,338	$1,564,509
Working Capital (Deficit)	$(2,771,663)	$291,691	$(3,063,354)

At December 31, 2015, we had working capital deficit of $2,771,663 as compared to working capital of $291,691 at December 31, 2014, a decrease in working capital of $3,063,354. The decrease is primarily attributable to a decrease in cash of $2,345,427.

Net Cash

Net cash used in operating activities for the year ended December 31, 2015 and 2014 was $2,345,427 and $4,566,234, respectively. The net loss for the year ended December 31, 2015 and 2014 was $4,948,188 and $40,312,486, respectively. During the year ended December 31, 2015, the net loss was offset by share based payments for warrants issued, amortization of debt discount, and increases in accounts payable and accrued expenses, and the recording of the accrued settlement liability these increases were offset by the increase in inventory in anticipation of future fulfillment of distribution agreements. During the year ended December 31, 2014, the net loss was offset by share based payments to employees and consultants, the amortization of debt issuance costs and debt discount on the notes payable, and the derivative expense.

Investing

Net cash used in investing activities for the year ended December 31, 2014 was $417,017 paid for the purchase of equipment and payment of reverse merger fees.

Financings

During the year ended December 31, 2015, the Company did not engage in any financing activities. During the year ended December 31, 2014, we received proceeds of $7,513,965 from the issuance of Class A common shares and $600,000 from the issuance of a convertible note. The issuance of additional debt during the year ended December 31, 2014 resulted in the payment of $27,000 in debt issuance costs. During the year ended December 31, 2014, we also repaid $1,350,000 and $150,000 of convertible notes and notes payable, respectively.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $4,948,188 and $2,345,427, respectively, for the year ended December 31, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $2,771,663 and $120,288,517, respectively, as of December 31, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, the Company had no off-balance sheet arrangements.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted ASU 2015-03 on these consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2015.

Item 9A. Controls and Procedures.

(a) Evaluation Of Disclosure Controls And Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2015, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2015, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2015, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of November 15, 2016. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Position

Dr. Govindan Gopinathan	77	Executive Chairman of the Board of Directors

Jonathan Loutzenhiser	30	President, Director

Dr. Joseph Asuncion	54	Director

Summary of Appointments and Resignations of Management of the Company

On March 29, 2016, Patrice McMorrow resigned as Executive Vice President of Business Development of the Company.

On April 14, 2016, in connection with the Mediplex Alliances Inc. acquisition, (i) Thomas Nicolette resigned as President of the Company, (ii) Jonathan Loutzenhiser was appointed President and a member of the Board of Directors of the Company, and (ii) Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company.

On June 30, 2016, Thomas Nicolette resigned as Chief Executive Officer of the Company and a member of the Company’s Board of Directors.

On October 31, 2016, Dr. Govindan Gopinathan was appointed Executive Chairman of the Board of Directors

Dr. Govindan Gopinathan, age 77, Executive Chairman of the Board of Directors

Dr. Gopinathan is a former Clinical Professor of Neurology at New York University Langone Medical Center and the primary inventor of The EKG Glove, and co-founder of iNeedMD, Inc., where he had served as Chairman and CEO for the last 15 years. Previously he had served as Chief of the Department of Neurology at the Manhattan VA hospital from 1975 to 1978 where he was involved in administrative and management responsibilities.

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

Jonathan Loutzenhiser, age 30, President and Director

Mr. Loutzenhiser, age 30, has been the President of Mediplex since its incorporation in February 2016 and prior served as the CEO and President of Mediplex Alliances, LLC, where he worked with a U.S. distribution network of accountable care and management services organizations, fifteen distributor groups and over 10,000 independent healthcare professionals. Mr. Loutzenhiser has been doing marketing and player recruitment for Comsport USA, a professional athlete management company. Between 2011 and 2012, Mr. Loutzenhiser played professional basketball with Athletes in Action. Mr. Loutzenhiser received his Bachelor of Arts in Business from Grace University in 2011.

Dr. Joseph Asuncion, age 54, Director

Dr. Asuncion, age 53, has been the Medical Director and a Staff Physician at Robinwood Family Practice as well as a Staff Physician at Meritus Medical Center, both located in Hagerstown, Maryland, since 2010. Between 1997 and 2010, Dr. Asuncion, was the Medical Director and a Staff Physician at Parkview Medical Group as well as a Staff Physician at Frederick Memorial Hospital, both located in Frederick, Maryland. In addition, Dr. Asuncion serves as a speaker and consultant to some of the largest global pharmaceutical companies. Dr. Asuncion received his Bachelor of Science in Biology from the University of Maryland and his Doctor of Medicine from the Perpetual Help College of Medicine in Binan Laguna, Philippines. Dr. Asuncion completed his medical residency at the Portsmouth Family Practice, in Portsmouth, Virginia.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

The Board of Directors currently does not have an Audit Committee, a Compensation Committee or a Nominating and Corporate Governance Committee.

Code of Ethics

We have not yet adopted a code of ethics. We plan to adopt a code of ethics by the end of the 2016 fiscal year.

Legal Proceedings

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. On August 22, 2016 the Company and Makover participated in a meditation which resulted in an agreement which would provide for the issuance of 2,500,000 shares of the Company’s common stock to Makover and a payment of $100,000 by the Company to Makover. The stock issuance and payment are contingent upon the Company securing additional financing.

Except as described above, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

2015 SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION

Summary Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Totals ($)
Jonathan Loutzenhiser	2015	180,000							180,000
President (7)	2014
	2013

Govindan Gopinathan, MD (1) (2)	2015
Executive Chairman of the Board	2014	139,902	0	0	0	0	0	211,385	351,287
	2013	0	0	0	0	0	0	94,600	94,600

Thomas Nicolette (4)	2015	180,000							180,000
Former Chief Executive Officer	2014	0	0	0	0	0	0	778,454	778,454
	2013	0	0	0	0	0	0	0	0

Patrice McMorrow(6)	2015	150,000							150,000
Former Executive Vice President	2014	40,625	0	0	0	0	0	0	40,625
of Business Development	2013	0	0	0	0	0	0	0	0

Robert Riola (5)	2015
Former Chief Technology	2014	102,500	0	0	0	0	0	32,500	135,000
Officer	2013	0	0	0	0	0	0	58,262	58,262

1.	During 2013, the Company completed a capital raise of approximately $475,000 at $2.00 per share. Dr. Govindan Gopinathan was issued approximately 21.3 million shares post capital raise (Pre-Reverse Stock Split) which were subsequently valued at $2.00 per share for the 2013 fiscal year end. The compensation charge affiliated with such issuance is solely based on the way the value of these shares is accounted for under GAAP. The shares issued to Dr. Govindan Gopinathan were valued at $2.00 per share.

2.	On October 31, 2016, Dr. Govindan Gopinathan was appointed Executive Chairman of the Board of Directors of the Company.

3.	All Other Compensation reflects consulting fees paid.

4.

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

On April 14, 2016, Thomas Nicolette resigned as President of the Company. On June 30, 2016, Thomas Nicolette resigned as Chief Executive Officer of the Company and a member of the Company’s board of directors.

5.	On April 1, 2016, Mr. Riola resigned as Vice President of Operations of the Company.

6.	On March 29, 2016, Patrice McMorrow resigned as Executive Vice President of Business Development of the Company.

7.	On April 14, 2016, Jonathan Loutzenhiser was appointed as President and a member of the Board of Directors of the Company.

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

On June 30, 2016, Mr. Nicolette’s consulting agreement with the Company was terminated.

Outstanding Equity Awards

As of December 31, 2015, the Company has no outstanding equity awards.

DIRECTOR COMPENSATION

The Company did not award any compensation to directors for their service as such during the years ended December 31, 2015, 2014 and 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 75,000,000 shares, of which 65,000,000 are for shares of common stock, par value $0.001 per share, and 10,000,000 are for shares of blank check preferred stock, par value $0.001 per share. As of November 15, 2016, there were 52,638,824 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 15, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name(1)	Number of Common Shares Beneficially Owned(2)	Percent of Class(3)
Dr. Govindan Gopinathan (4) Executive Chairman of the Board of Directors	3,206,581	6.09%
Jonathan Loutzenhiser(6)	0	0%
Dr. Joseph Asuncion(7)	0	0%
Three Officers and Directors as a Group	3,206,581	6.09%
5% or Greater Stockholders
Gopinathan Family Retained Annuity Trust(5)	4,000,000	7.59%
Govindan Gopinathan Irrevocable Trust(5)	4,400,000	8.35%

* less than 1%

1.	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 650 First Avenue, Third Floor, New York, New York 10016.

2.	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 52,638,824 shares of common stock issued and outstanding as of November 15, 2016.

3.	Based on 52,638,824 issued and outstanding shares of common stock as of November 15, 2016.

4.	On October 31, 2014, Dr. Govindan Gopinathan was appointed Executive Chairman of the Board of Directors of the Company.

5.	Dr. Govindan Gopinathan has no beneficial ownership of the shares held in the Gopinathan Family Retained Annuity Trust and the Govindan Gopinathan Irrevocable Trust.

6.	On April 14, 2016, Jonathan Loutzenhiser was appointed President and a member of the Board of Directors of the Company.

7.	On April 14, 2016, Dr. Joseph Asuncion was appointed as a member of the Board of Directors of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares, of which 65,000,000 shares are common stock, par value $0.001 per share and 10,000,000 are for shares of blank check preferred stock, par value $0.001 per share.

Common Stock

As of November 15, 2016, there were 52,638,824 shares of our common stock issued and outstanding held by 220 shareholders of record.

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

Thomas Nicolette, the former Chief Executive Officer of the Company, provided consulting services for the Company. Consulting expenses pertaining to his services were $180,000 and $90,000 for the year ended December 31, 2015 and 2014.

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

As of November 15, 2016, the Board has determined that none of its directors are independent under these standards:

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by RRBB Accountants and Advisors for the audit of the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014, were $58,000 and $38,000, respectively.

Audit Related Fees

(b) RRBB Accountants and Advisors did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2015 and 2014, respectively.

Tax Fees

(c) The aggregate fees billed by RRBB Accountants and Advisors for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2015 and $0 for the fiscal year ended December 31, 2014.

All Other Fees

(d) RRBB Accountants and Advisors did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2015 and 2014, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(d) Exhibits. Exhibit No. Description

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2013).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2013).

3.3	Certificate of Incorporation of iNeedMD, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014).

10.1	Share Exchange Agreement by and among the Company, Mediplex Alliances Inc., Jonathan Loutzenhiser and Darryl Cleveland.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.2	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INEEDMD HOLDINGS, INC.

Date: November 15, 2016	By:	/s/ Govindan Gopinathan
	Name:	Govindan Gopinathan
	Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Govindan Gopinathan	Executive Chairman	November 15, 2016
Dr. Govindan Gopinathan	Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer

/s/ Dr. Joseph Asuncion	Director	November 15, 2016
Dr. Joseph Asuncion

INEEDMD HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

iNeedMD Holdings, Inc.

We have audited the accompanying balance sheets of iNeedMD Holdings, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. iNeedMD, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iNeedMD, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operations of $4,948,188 and $2,345,427, respectively and has an accumulated deficit totaling $120,288,517 and does not generate significant revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

November 14, 2016

iNeedMD Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$112,195	$2,457,622
Accounts receivable, net	1,051	-
Inventory	994,732	148,476
Prepaid expenses	9,206	9,931
Total Current Assets	1,117,184	2,616,029

Property and equipment, net	31,013	48,549

Other Assets
Security Deposits	7,941	7,941

Total Other Assets	7,941	7,941

Total Assets	$1,156,138	$2,672,519

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$967,315	$247,904
Accounts payable and accrued liabilities - related party	26,848
Accrued settlement liability	2,075,000	-
Deferred revenue	35,775	36,975
Convertible notes payable, net of debt discount of $0 and $59,177, respectively	200,000	140,823
Derivative Liability	583,909	1,898,636

Total Current Liabilities	3,888,847	2,324,338

Total Liabilities	3,888,847	2,324,338

Commitments and contingencies

Stockholders' Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized; 400 and 400 shares issued and outstanding, respectively	-	-
Class A Common Stock par value $0.001: 65,000,000 shares authorized; 53,270,176 and 48,014,424 shares issued and outstanding, respectively	48,540	48,014
Additional paid-in capital	117,507,268	115,640,496
Accumulated deficit	(120,288,517)	(115,340,329)
Total Stockholders' Equity (Deficit)	(2,732,709)	348,181

Total Liabilities and Stockholders' Equity	$1,156,138	$2,672,519

See the accompanying notes to these consolidated financial statements

iNeedMD Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Revenue	$44,165	$910

Cost of revenue	138,277	306

Gross (loss) profit	(94,112)	604

Operating expenses
Compensation	970,246	35,038,488
Consulting fees	267,806	1,015,522
Consulting fees - related party	185,000	278,000
Sales and marketing	109,068	336,944
Sales and marketing - related party	-	20,000
Research and development	87,300	697,142
General and administrative	1,109,260	1,207,946

Total operating expenses	2,728,680	38,594,042

Loss from operations	(2,822,792)	(38,593,438)

Other income (expenses)
Interest income	198	237
Settlement expense	(2,075,000)	-
Proceeds from insurance settlement	-	36,365
Interest expense	(19,000)	(96,444)
Amortization of debt discount and issuance costs	(59,177)	(1,362,793)
Debt conversion expense	-	(100,000)
Derivative expense	-	(1,141,407)
Change in fair value of derivative liabilities	27,583	944,994

Total other income (expenses)	(2,125,396)	(1,719,048)

Income tax provision	-	-

Net loss	$(4,948,188)	$(40,312,486)

Net loss per common share
Basic and diluted- Common A shares	$(0.10)	$(1.45)

Weighted average common A shares outstanding - basic and diluted	48,058,380	27,865,356

See the accompanying notes to these consolidated financial statements

iNeedMD Holdings, Inc.

Consolidated Statements of Equity (Deficit)

For the Period January 1, 2014 through December 31, 2015

							Total
	Preferred Stock		Common A Stock		Additional		Stockholders'
	Par Value $0.0001		Par Value $0.0001		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2014	400	$-	52,271	$52	$73,696,450	$(75,027,843)	$(1,331,341)

Share-based compensation - Class A common stock	-	-	33,891,703	33,892	33,857,811	-	33,891,703

Issuance of Class A common stock in conjunction with convertible note	-	-	100,000	100	66,567	-	66,667

Conversion of notes payable into Class A common stock	-	-	200,000	200	199,800	-	200,000

Issuance of Class A common stock in conjunction with legal settlement	-	-	20,000	20	19,980	-	20,000

Beneficial conversion feature on convertible note	-	-	-	-	133,333	-	133,333

Issuance of Class A common stock for cash	-	-	450	-	450,000	-	450,000

Issuance of Class A common stock in an offering- net proceeds	-	-	8,400,000	8,400	7,055,565	-	7,063,965

Issuance of warrants to consultants	-	-	-	-	516,340	-	516,340

Reverse merger fees	-	-	-	-	(350,000)	-	(350,000)

Additional Shares resulting from the reverse merger	-	-	5,350,000	5,350	(5,350)	-	-

Net loss	-	-	-	-	-	(40,312,486)	(40,312,486)

Balance - December 31, 2014	400	$-	48,014,424	$48,014	$115,640,496	$(115,340,329)	$348,181

Share-based compensation - Class A common stock and warrants	-	-	-	-	580,154	-	580,154

Issuance of Class A common stock for cash	-	-	2,000,000	200	(200)	-	-

Derivative cease to exist upon conversion of notes and warrants	-	-	3,255,752	326	1,286,818	-	1,287,144

Net loss	-	-	-	-	-	(4,948,188)	(4,948,188)

Balance - December 31, 2015	400	$-	53,270,176	$48,540	$117,507,268	$(120,288,517)	$(120,288,517)

See the accompanying notes to these consolidated financial statements

iNeedMD Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(4,948,188)	$(40,312,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	17,536	8,680
Loss on disposal of property and equipment	-	9,788
Amortization of debt discount on notes payable	59,177	1,362,793
Derivative expense	-	1,141,407
Change in fair value of derivative liabilities	(27,583)	(944,994)
Share based payments - warrants and Class A common stock issued to employees and consultants	580,154	34,408,043
Debt Conversion Expense	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	(1,051)	-
Inventory	(846,256)	(148,476)
Prepaid expenses	725	(9,343)
Prepaid interest	-	10,473
Security deposit	-	(7,941)
Accounts payable and accrued liabilities	719,411	(221,153)
Accounts payable and accrued liabilities - related party	26,848	-
Accrued settlement liability	2,075,000	-
Deferred revenue	(1,200)	36,975

Net Cash Used by Operating Activities	(2,345,427)	(4,566,234)

Cash Flows from Investing Activities:
Purchase of equipment	-	(67,017)
Reverse merger fees	-	(350,000)

Cash Flows from Investing Activities:	-	(417,017)

Cash Flows from Financing Activities:
Payment of debt issuance costs	-	(27,000)
Repayment of notes payable	-	(150,000)
Repayment of convertible notes	-	(1,350,000)
Proceeds from the issuance of convertible notes	-	600,000
Proceeds from common stock subscribed	-	7,063,965
Net proceeds from the issuance of Class A common stock	-	450,000

Net Cash Provided By Financing Activities	-	6,586,965

Net change in cash	(2,345,427)	1,603,714

Cash at beginning of reporting period	2,457,622	853,908

Cash at end of reporting period	$112,195	$2,457,622

Supplemental disclosures of cash flow information:
Interest paid	$-	$67,444
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt issuance costs paid in the form of stock warrants on convertible notes payable	$-	$13,979
Debt discount in conjunction with the recording of the original value of the derivative liability	$-	$400,000
Debt discount in conjunction with Class A common stock issued with convertible note payable	$-	$66,667
Debt discount in conjunction with beneficial ownership feature	$-	$133,333
Issuance of Class A common stock in conjunction with a legal settlement	$-	$20,000
Conversion of notes payable and warrants into Class A common stock	$1,287,144	$200,000
Stock issuance costs paid in the form of warrants	$-	$-

See the accompanying notes to these consolidated financial statements

iNeedMD Holdings, Inc.

Notes to the Consolidated Financial Statements

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation and the valuation of derivative liabilities. Actual results could differ from those estimates.

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

The allowance for doubtful accounts was $0 and $0 at December 31, 2015 and 2014, respectively.

Inventory

Inventory is stated using the first-in, first-out (FIFO) valuation method. Inventory was comprised solely of finished goods of $994,732 and $148,476 at December 31, 2015 and 2014, respectively.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of December 31, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$583,909	$-	$-	$583,909	$583,909

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of December 31, 2014:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,898,636	$-	$-	$1,898,636	$1,898,636

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2014	$1,288,244
Purchases, issuances and settlements	1,555,386
Change in fair value of derivative liabilities	(944,994)
Balance, December 31, 2014	$1,898,636
Transfer from liability to equity classification	(1,287,144)
Change in fair value of derivative liabilities	(27,583)
Balance, December 31, 2015	$583,909

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2015 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

Dividend Yield	0%
Expected Volatility	90.72-94.24%
Risk free interest rate	1.06-1.31%
Contractual term	2.00-3.41 years
Exercise price	$0.35-0.50
Common shares assumed issued	2,396,531

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Deferred Revenue (Liability)

The Company receives up-front payments for goods.  These payments are initially deferred and subsequently recognized when the goods are shipped. Deferred revenue at December 31, 2015 and 2014 was $35,775 and $36,975, respectively.

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

Advertising Costs

Advertising Costs are expensed as incurred. Advertising Expenses were $500 and $35,252 for the years ended December 31, 2015 and 2014, respectively.

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

The 2013 through 2015 tax years remain subject to examination by taxing authorities.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2015 or 2014.

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

The following table shows the outstanding dilutive Class A common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	December 31,
	2015	2014
Warrants	1,600,209	2,996,740
Settlement shares	2,500,000	-
Conversion features on convertible notes	740,531	686,246
Total potentially dilutive shares	4,840,740	3,682,986

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted ASU 2015-03 on these consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $4,948,188 and $2,345,427, respectively, for the year ended December 31, 2015. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $2,771,663 and $120,288,517, respectively, as of December 31, 2015. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Computer equipment	$46,938	$46,938
Leasehold improvements	9,450	9,450
	56,388	56,388
Less: Accumulated depreciation	(25,375)	(7,839)
Total	$31,013	$48,549

The Company recorded depreciation expense of $17,536 and $8,680 for the years ended December 31, 2015 and 2014, respectively.

Note 5 - Convertible Notes Payable

Convertible notes payable consist of the following:

	December 31,	December 31,
	2015	2014
Chertoff Note	100,000	100,000

Van Damm Note	100,000	100,000

Total Convertible Notes	200,000	200,000

Unamortized Debt Discount	-	(59,177)

Total Convertible Notes, Net of Debt Discount	200,000	140,823

Current Portion of Convertible Notes	200,000	140,823

Long-Term Convertible Notes less Current Portion	$-	$-

Chertoff and Van Damm Notes

On November 20, 2012, the Company entered into two Note Purchase Agreements whereby the investors acquired $200,000 of convertible promissory notes for an aggregate purchase price of $200,000 in a private placement. The Notes are secured by all of the assets of the Company. The Notes bear interest at 9.5% per annum and mature three years from the date of issuance. Accrued interest on the Notes as of December 31, 2015 and 2014 was $59,186 and $40,186, respectively.

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

On the balance sheet, the Notes were originally recorded at $0 ($200,000 net of debt discount of $200,000). The debt discount is amortized over the life of the Notes using the straight-line method as it approximates the effective interest method. As of December 31, 2015 and 2014, the unamortized debt discount on the Note was $0 and $59,177, respectively.

During the year ended December 31, 2015 and 2014, the Company recognized $0 and $129,456 in amortization of the debt issuance costs, respectively, relating to the convertible notes payable. During the year ended December 31, 2015 and 2014, the Company recognized $59,177 and $1,233,334 in amortization of the debt discount, respectively, relating to the convertible notes payable.

During the year ended December 31, 2015, the Company entered into a settlement agreement with former note holders which resulted in the conversion of the derivative notes and warrants to 3,255,752 shares of common stock.

Note 6 - Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued from 2012 to 2014.

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $0 and $1,141,407 for the year ended December 31, 2015 and 2014, respectively.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

	Note Conversion Features	Warrants	Total
Balance December 31, 2013	$389,932	$898,312	$1,288,244
Fair value at the commitment date	-	1,555,686	1,555,686
Change in fair value	47,453	(992,447)	(944,994)
Balance, December 31, 2014	437,385	1,461,251	1,898,636
Derivative cease to exist upon conversion of notes and warrants	-	(1,287,144)	(1,287,144)
Change in fair value	146,524	(174,107)	(27,583)
Balance, December 31, 2015	$583,909	$-	$583,909

The change in fair value of derivative liabilities was a gain of $27,583 gain for the year ended December 31, 2015 compared to a gain of $944,994 for the year ended December 31, 2014.

Note 7 - Related Party Transactions

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

Govindan Gopinathan, the Executive Board Chairman and largest shareholder of the Company, advanced the Company monies and the Company repaid portions of the advances. The advances were non-interest bearing and have no specified maturity date. As of December 31, 2015 and 2014, the Company owed $26,848 and $0, respectively, to Govindan Gopinathan.

Govindan Gopinathan provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $148,000 for the year ended December 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Thomas Nicolette, the Chief Executive Officer, provided consulting services for the Company. Consulting expenses pertaining to his services were $180,000 and $90,000 for the year ended December 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Arthur Tilford, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $5,000 and $20,000 for the year ended December 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Andrew Mininger, a former Board member, provided consulting services for the company. Consulting expenses pertaining to his services were $0 and $20,000 for the year ended December 31, 2015 and 2014, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Dalen Harrison, a former Board member, provided sales and marketing services for the company. Sales and marketing expenses pertaining to his services were $0 and $20,000 for the year ended December 31, 2015 and 2014, respectively, and are a component of Sales and marketing- related party in the consolidated statement of operations.

Note 8 - Stockholders’ Equity

Class A Common Stock

On January 27, 2014, the Company issued 50 Class A common shares to an investor in a private placement at $1,000 per share for total proceeds of $50,000.

On March 6, 2014, the Company issued 400 Class A common shares to an investor in a private placement at $1,000 per share for total proceeds of $400,000.

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

As discussed in Note 5, the Company and former note holders reached an agreement to convert derivative notes and warrants to 3,255,752 shares of common stock.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Year Ended December 31,
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

The following is a summary of the Company’s stock warrant activity during the year ended December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - January 1, 2014	1,878	$647.55	3.52
Granted	3,494,992	-	-
Exercised	-	-	-
Forfeited/Cancelled	(130)	-	-
Outstanding - December 31, 2014	3,496,740	$0.83	4.30
Granted	500,000	$0.50	4.25
Exercised	-	-	-
Forfeited/Cancelled	(1,656,000)	-	-
Outstanding – December 31, 2015	2,340,740	$0.79	3.39
Exercisable – December 31, 2015	2,340,740	$0.79	3.39

At December 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $1,578,000.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $580,154 and $516,340 for the year ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, unrecognized compensation costs related to non-vested warrants was $0.

Note 8 - Significant Risks and Uncertainties

Accounts Payable Concentrations

Accounts payable from a single vendor in any one year can exceed 10% of our total purchases. As of December 31, 2015, two vendors represented 88% of our accounts payable. As of December 31, 2014, three vendors represented 66% of our accounts payable. The loss of any key vendor would have to be replaced by others or our inability to do so may have a material adverse effect on our business and financial condition.

Note 9 - Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that below claim and proceeding against it is likely to have a material adverse effect on its financial condition or results of operations.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. On August 22, 2016 the Company and Makover participated in a meditation which resulted in an agreement which would provide for the issuance of 2,500,000 shares of the Company’s common stock to Makover and a payment of $100,000 by the Company to Makover. The stock issuance and payment are contingent upon the Company securing additional financing. As of December 31, 2015, the Company accrued $2,075,000 as the potential settlement liability. The liability is based on the payment to be made to Makover and the valuation of the shares to be issued using the estimated share price or $0.79 per share as of the filing date.

Operating Leases

Rent expense was $55,373 and $71,478 for the year ended December 31, 2015 and 2014, respectively. Future minimum payments of the Company’s leases are as follows:

2016	$48,363
2017	49,813
2018	51,308
2019	26,033
$175,517

Note 11 - Income Taxes

Deferred Tax Assets

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $29,910,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $10,169,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,169,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased by approximately $5,059,000 and $1,805,000 for the year ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	December 31,
	2015	2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$10,168,842	$5,112,000
Less valuation allowance	(10,168,842)	(5,112,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2015	2014
U.S. statutory federal tax rate	(34.0%)	(34.0%)

State income taxes, net of federal tax benefit	(0.7)	(0.5%)

Shares issued for services	4.2%	29.2%

Other permanent differences	(0.7%)	0.8%

Change in valuation allowance	31.2%	20.4%

Effective income tax rate	0.0%	0.0%

Note 10 - Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

Effective March 16, 2016 (the “Closing Date”), iNeedMD Holdings, Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among Mediplex Alliances Inc., a Delaware corporation (“Mediplex”), and Jonathan Loutzenhiser and Darryl Cleveland, individuals and the sole shareholders of Mediplex (the “Shareholders” and together with the Company and Mediplex, the “Parties”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, the Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the outstanding shares of common stock of Mediplex representing 100% of the equity interest in Mediplex to the Company. In exchange, the Company shall issue to the Shareholders in accordance with their ownership in Mediplex, (i) 2,500,000 shares of common stock of the Company on the Closing Date subject to a Clawback (as defined in the Share Exchange Agreement) by the Company, and (ii) 2,500,000 shares of common stock of the Company on the six-month anniversary of the Closing Date subject to a Clawback by the Company (collectively, (i) and (ii) the “Closing Shares”).

