Form 10-Q
period 2016-03-31
iNeedMD Holdings, Inc.
filed 2017-02-08
CIK 1571759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55173

INEEDMD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-4487461
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

366 Veterans Memorial Highway, Suite 1

Commack, New York 11725

(Address of principal executive offices)

(212) 256-9669

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of February 7, 2017 there were 52,638,824 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INEEDMD HOLDINGS, INC.

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the for the three months ended March 31, 2016 and 2015 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-13

1

iNeedMD Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$87,534	$112,195
Accounts receivable, net	1,051	1,051
Inventory	156,000	994,732
Prepaid expenses	-	9,206
Total Current Assets	244,585	1,117,184

Property and equipment, net	-	31,013

Other Assets
Security Deposits	7,941	7,941

Total Other Assets	7,941	7,941

Total Assets	$252,526	$1,156,138

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,212,153	$967,315
Accounts payable and accrued liabilities - related party	56,848	26,848
Accrued settlement liability	125,000	2,075,000
Deferred revenue	205,775	35,775
Convertible notes payable	200,000	200,000
Derivative liability	754	583,909

Total Current Liabilities	1,800,530	3,888,847

Total Liabilities	1,800,530	3,888,847

Commitments and contingencies

Stockholders' Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized; 400 and 400 shares issued and outstanding, respectively	-	-
Class A Common Stock par value $0.001: 65,000,000 shares authorized; 54,569,576 and 53,270,176 shares issued and outstanding, respectively	54,570	53,270
Additional paid-in capital	117,539,648	117,502,538
Accumulated deficit	(119,142,222)	(120,288,517)
Total Stockholders' Equity (Deficit)	(1,548,004)	(2,732,709)

Total Liabilities and Stockholders' Equity	$252,526	$1,156,138

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$12,306

Cost of revenue	-	12,142
Write-off of obsolete inventory	838,732	-

Gross (loss) profit	(838,732)	164

Operating expenses
Compensation	148,510	505,303
Consulting fees	2,200	45,496
Consulting fees - related party	45,000	50,000
Sales and marketing	36,509	93,871
Research and development	-	30,000
General and administrative	262,528	230,265

Total operating expenses	494,747	954,935

Loss from operations	(1,333,479)	(954,771)

Other income (expenses)
Interest income	-	92
Interest expense	(26,019)	(4,685)
Amortization of debt discount and issuance costs	-	(16,438)
Loss on disposal of fixed assets	(27,362)	-
Change in fair value of settlement liability	1,950,000	-
Change in fair value of derivative liabilities	583,155	12,500

Total other income (expenses)	2,479,774	(8,531)

Income tax provision	-	-

Net income (loss)	$1,146,295	$(963,302)

Net income (loss) per common share
Basic and diluted- Common A shares	$0.02	$(0.02)

Weighted average common A shares outstanding - basic and diluted	52,579,623	48,014,424

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$1,146,295	$(963,302)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	3,651	4,384
Allowance for inventory obsolescence	838,732	-
Loss on disposal of property and equipment	27,362	-
Amortization of debt discount on notes payable	-	16,438
Change in fair value of derivative liabilities	(583,155)	(12,500)
Change in fair value of settlement liability	(1,950,000)
Share based payments - warrants and Class A common stock issued to employees and consultants	19,205	358,087
Non-cash compensation	100,805
Changes in operating assets and liabilities:
Accounts receivable	-	(4,985)
Inventory	-	(212,586)
Prepaid expenses	9,206	9,931
Accounts payable and accrued liabilities	201,038	47,719
Accounts payable and accrued liabilities - related party	30,000	-
Deferred revenue	-	(1,200)

Net Cash Used by Operating Activities	(156,861)	(758,014)

Cash Flows from Investing Activities:
Cash acquired	132,200	-

Net Cash Flows Provided by Investing Activities	132,200	-

Net change in cash	(24,661)	(758,014)
Cash at beginning of reporting period	112,195	2,457,622

Cash at end of reporting period	$87,534	$1,699,608

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to these condensed consolidated financial statements

iNeedMD Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

iNeedMD Holdings, Inc. (“iNeedMD” or the “Company”) is a holding company and was incorporated on February 1, 2012, under the laws of the State of Nevada. The Company’s wholly owned subsidiary, iNeedMD, Inc., incorporated on February 16, 2000 under the laws of the State of Delaware, operates as a medical device company that has developed a disposable device used in the diagnosis, prevention, and monitoring of cardiovascular disease. On January 27, 2014, a new subsidiary was formed in India called iNeedMD Medical Device Private Ltd. The purpose of the formation of the subsidiary was to provide sales and distribution in India.

The Merger

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

The Share Exchange

Effective March 16, 2016 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among Mediplex Alliances Inc., a Delaware corporation (“Mediplex”), and Jonathan Loutzenhiser and Darryl Cleveland, individuals and the sole shareholders of Mediplex (the “Shareholders” and together with the Company and Mediplex, the “Parties”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, the Shareholders assigned, transferred and delivered, free and clear of all liens, 100% of the outstanding shares of common stock of Mediplex representing 100% of the equity interest in Mediplex to the Company. In exchange, the Company will issue to the Shareholders in accordance with their ownership in Mediplex, (i) 2,500,000 shares of common stock of the Company subject to a Clawback (as defined below) by the Company, and (ii) 2,500,000 shares of common stock of the Company on the six-month anniversary of the Closing Date subject to a Clawback by the Company (collectively, (i) and (ii) the “Closing Shares”).

If, on the first anniversary of the Closing Date, revenues prepared in accordance with generally accepted accounting principles ("GAAP") attributable to the business acquired from Mediplex for the 12-month period ending on the last day of the month preceding the date of such first anniversary are not greater than $2,500,000 for the 12- month period ending on the last day of the month preceding the date hereof (the "Mediplex Year 1 Revenues"), then the Closing Shares shall be forfeited by Mediplex, and cancelled by the Company, as soon as practicable following the determination of the Mediplex Year l Revenues and the comparison (the " Clawback").

The Company considered the purchase of Mediplex using the acquisition method of accounting as specified in ASC 805 “Business Combinations”. This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values.

The Company considered the above guidance and determined that the Share Exchange did not meet the requirements for a business combination. The Company therefore treated the transaction and the related share issuance as part of an employee contract. The Company recorded the fair value of the shares $19,205 and net liabilities assumed ($81,600) as compensation of $100,805 on the condensed consolidated statements of operations.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventory

Inventory is stated using the first-in, first-out (FIFO) valuation method. Inventory was comprised solely of finished goods of $156,000 and $994,732 at March 31, 2016 and December 31, 2015, respectively.

The Company recorded an allowance for obsolete inventory of $838,732 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$754	$-	$-	$754	$754

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of December 31, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$583,909	$-	$-	$583,909	$583,909

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2016	$583,909
Change in fair value of derivative liabilities	(583,155)
Balance, March 31, 2016	$754

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2016 were calculated using a Monte Carlo option model valued with the following weighted average assumptions:

Dividend Yield	0%
Expected Volatility	132.14%
Risk free interest rate	0.21%
Contractual term	1.75 years
Exercise price	$0.35
Common shares assumed issued	754,066

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

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

Deferred Revenue (Liability)

The Company receives up-front payments for goods.  These payments are initially deferred and subsequently recognized when the goods are shipped. Deferred revenue at March 31, 2016 and December 31, 2015 was $205,775 and $35,775, respectively.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended March 31, 2016 or December 31, 2015.

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

The following table shows the outstanding dilutive Class A common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	March 31,
	2016	2015
Warrants	1,600,209	3,246,740
Settlement shares	2,500,000	-
Conversion features on convertible notes	754,066	699,632
Total potentially dilutive shares	4,854,275	3,946,372

The computations of basic and diluted net income attributable to common stockholders are as follows:

	For the Three Months Ended
	March 31, 2016
	Income	Shares(a)
Net income/(loss) attributable to common stockholders	$1,146,295

Basic net income/(loss) per common share	$0.02	52,579,623

Net income/(loss) attributable to common stockholders	$1,146,295	52,579,623
Dilutive securities:
Warrants		-

Diluted net loss	$1,146,295	52,579,623

Diluted net loss per common share	$0.02

(a) - Weighted-average common shares outstanding.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of the new standard.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had net income and net cash used in operations of $1,146,295 and $156,861, respectively, for the three months ended March 31, 2016. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $1,555,945 and $119,142,222, respectively, as of March 31, 2016. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Computer equipment	$-	$46,938
Leasehold improvements	-	9,450
	-	56,388
Less: Accumulated depreciation	-	(25,375)
Total	$-	$31,013

The Company recorded depreciation expense of $3,651 and $4,384 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company disposed of all its fixed assets and recorded a loss on disposal of $27,362.

Note 5 - Convertible Notes Payable

Convertible notes payable consist of the following:

	March 31,	December 31,
	2016	2015
Chertoff Note	100,000	100,000

Van Damm Note	100,000	100,000

Total Convertible Notes	200,000	200,000

Unamortized Debt Discount	-	-

Total Convertible Notes, Net of Debt Discount	200,000	200,000

Current Portion of Convertible Notes	200,000	200,000

Long-Term Convertible Notes less Current Portion	$-	$-

During the three months ended March 31, 2016 and 2015, the Company recognized $0 and $16,438 in amortization of the debt discount, respectively, relating to the convertible notes payable.

During the year ended December 31, 2015, the Company entered into a settlement agreement with former note holders which resulted in the conversion of derivative notes and warrants to 3,255,752 shares of common stock.

Note 6 - Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued from 2012 to 2014.

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

	Note Conversion Features	Warrants	Total
Balance, January 1, 2016	583,909	$-	$583,909
Change in fair value	(583,155)	-	(583,155)
Balance, March 31, 2016	$754	$-	$754

The change in fair value of derivative liabilities was a gain of $583,155 for the three months ended March 31, 2016 compared to a gain of $12,500 for the three months ended March 31, 2015.

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

Govindan Gopinathan, the Executive Board Chairman and largest shareholder of the Company, advanced the Company monies and the Company repaid portions of the advances. The advances were non-interest bearing and have no specified maturity date. As of March 31, 2016 and December 31, 2015, the Company owed $56,848 and $26,848, respectively, to Govindan Gopinathan.

Thomas Nicolette, the Chief Executive Officer, provided consulting services for the Company. Consulting expenses pertaining to his services were $45,000 and $45,000 for the three months ended March 31, 2016 and 2015, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Arthur Tilford, a former Board member, provided consulting services for the Company. Consulting expenses pertaining to his services were $0 and $5,000 for the three months ended March 31, 2016 and 2015, respectively, and are a component of Consulting fees - related party in the consolidated statement of operations.

Note 8 - Stockholders’ Equity

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the warrants granted. In applying the Black-Scholes option pricing model to options warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended March 31,
	2016	2015
Risk free interest rate	-%	1.61%
Dividend yield	-%	0.00%
Expected volatility	-%	96.53%
Expected life in years	-	5.00
Forfeiture Rate	-%	0.00%

Stock Warrants

On January 1, 2015, the Company issued warrants to purchase 500,000 shares of the Company’s common stock to Patrice McMorrow, Executive Vice President of Business Development. The warrants are exercisable for five years at an exercise price of $0.50 per share. 250,000 of the warrants vested on January 1, 2015 and the other 250,000 warrants vested on September 30, 2015. The total grant date value of the options was $408,030.

The following is a summary of the Company’s stock warrant activity during the three months ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding – January 1, 2016	2,340,740	$0.79	3.39
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – March 31, 2016	2,340,740	$0.79	3.14
Exercisable – March 31, 2016	2,340,740	$0.79	3.14

At March 31, 2016, the total intrinsic value of warrants outstanding and exercisable was $1,578,000.

Stock-based compensation for stock warrants has been recorded in the condensed consolidated statements of operations and totaled $0 and $358,087 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, unrecognized compensation costs related to non-vested warrants was $0.

Note 9 - Significant Risks and Uncertainties

Accounts Payable Concentrations

Accounts payable from a single vendor in any one year can exceed 10% of our total purchases. As of March 31, 2016, two vendors represented 62% of our accounts payable. As of December 31, 2015, two vendors represented 88% of our accounts payable. The loss of any key vendor would have to be replaced by others or our inability to do so may have a material adverse effect on our business and financial condition.

Note 10 - Commitments and Contingencies

Employment Agreement

On January 1, 2016, Mr. Jonathan Loutzenhiser joined Mediplex as Chief Executive Officer. Under the terms of the contract, Mr. Loutzenhiser will receive an annual base salary of $180,000 and will be eligible for bonuses during the initial three year term of the agreement and any renewal or extension period thereafter.

Litigation

The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that below claim and proceeding against it is likely to have a material adverse effect on its financial condition or results of operations.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. On August 22, 2016 the Company and Makover participated in a mediation which resulted in an agreement which would provide for the issuance of 2,500,000 shares of the Company’s common stock to Makover and a payment of $100,000 by the Company to Makover. The stock issuance and payment are contingent upon the Company securing additional financing. As of March 31, 2016, the Company accrued $125,000 as the potential settlement liability. The liability is based on the payment to be made to Makover and the valuation of the shares to be issued using the estimated share price or $0.01 per share as of March 31, 2016.

Operating Leases

Rent expense was $11,565 and $12,286 for the three months ended March 31, 2016 and 2015, respectively. Future minimum payments of the Company’s leases are as follows:

2016	$48,720
2017	50,181
2018	51,687
2019	13,017
$163,605

Note 11 - Subsequent Events

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

On June 30, 2016, Thomas Nicolette resigned as Chief Executive Officer of the Company and a member of the Company’s Board of Directors.

On October 31, 2016, Dr. Govindan Gopinathan was appointed Executive Chairman of the Board of Directors.

Subsequent to March 31, 2016, the Company borrowed $347,300 in exchange for convertible note agreements with seven third party lenders. The notes are convertible into shares of the Company’s common stock at the option of the lender.

In February 2017, the Company received a letter of judgement from two convertible note holders regarding the settlement of the outstanding liabilities of the notes which are currently in default as well as the related accrued interest. As of March 31, 2016, the Company recorded the outstanding balance of the notes and related accrued interest of $200,000 and $85,205, respectively, on the condensed consolidated balance sheet. The company will be taking the proper steps to vacate the Judgment.

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

Business Overview

iNeedMD Holdings, Inc. (“iNeedMD” or the “Company”) is a holding company and was incorporated on February 1, 2012, under the laws of the State of Nevada. The Company’s wholly owned subsidiary, iNeedMD, Inc., incorporated on February 16, 2000 under the laws of the State of Delaware, operates as a medical device company that has developed a disposable device called The EKG Glove that standardizes and simplifies the placement of a system of electrodes and lead wire circuitry required to obtain a diagnostic, 12-lead Electrocardiogram (“ECG” or “EKG”). An ECG is the mainstay in the assessment of cardiac health and is used in the diagnosis, prevention, and monitoring of cardiovascular disease. The EKG Glove is FDA-cleared and CE-Marked and therefore has the appropriate regulatory clearances for sale in the US and the EU.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$-	$12,306
Gross profit	$(838,732)	$164
Compensation	$148,510	$505,303
Consulting fees	$2,200	$45,496
Consulting fees - related party	$45,000	$50,000
Sales and marketing	$36,509	$93,871
Research and development	$-	$30,000
General and administrative	$262,528	$230,265
Interest income	$-	$92
Interest expense	$(26,019)	$(4,685)
Amortization of debt discount and issuance costs	$-	$(16,438)
Loss on disposal of fixed assets	$(27,362)	$-
Change in fair value of settlement liability	$1,950,000	$-
Change in fair value of derivative liabilities	$583,155	$12,500
Net income (loss)	$1,146,295	(963,302)
Income (loss) per common A share - basic	$0.02	$(0.02)

Revenue

Revenue was $0 for the three months ended March 31, 2016 as compared to $12,306 for the three months ended March 31, 2015. The decrease in revenue is primarily attributable to no sales occurring during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Gross Profit

Gross profit percentage for the three months ended March 31, 2016 was 0%; as compared to 1.33% for the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company accepted some orders from international distribution partners, some at discounted prices, for demonstration purposes in order to increase product awareness and generate future sales. The Company also had direct sales activity with a US governmental agency who was assessing the use of The EKG Glove system. The gross profit decline is also attributable to a write-off of $838,732 for obsolete inventory recorded by the Company during the three months ended March 31, 2016.

Compensation

Compensation was $148,510 for the three months ended March 31, 2016 compared to $505,303 for the three months ended March 31, 2015, a decrease of $356,793. During the three months ended March 31, 2016, the Company expensed $19,205 in share based payments compared to share based payments of $358,087 for shares and warrants issued during the three months ended March 31, 2015 and expensed $100,805 as part of compensation for the liabilities assumed in the transaction with Mediplex. The decrease is also attributable to the Company hiring consultants during the three months ended March 31, 2016 compared to the use of employees in the comparable period.

Consulting Fees

Consulting fees, including related party consulting fees, were $47,200 for the three months ended March 31, 2016 as compared to $95,496 for the three months ended March 31, 2015, a decrease of $48,296. The decrease is attributable to the Company reducing its number of consultants required to perform business functions.

Sales and Marketing

Sales and marketing expenses were $36,509 for the three months ended March 31, 2016 as compared to $93,871 for the three months ended March 31, 2015, a decrease of $57,362. The decrease is attributable to the Company no longer having adequate working capital on hand to support the sales and marketing efforts.

Research and Development

Research and development expenses were $0 for the three months ended March 31, 2016 versus $30,000 for the three months ended March 31, 2015, a decrease of $30,000. During the three months ended March 31, 2016, the Company incurred no research and development expenses as it primarily focused on introducing the commercialized version of The EKG Glove in the international marketplace.

General and Administrative Expenses

General and administrative expenses were $262,528 for the three months ended March 31, 2016 versus $230,265 for the three months ended March 31, 2015, an increase of $32,263. The increase is attributable to the additional expenses associated with the Mediplex transaction.

Amortization of Debt Discount and Issuance Costs

Amortization of debt discount was $0 for the three months ended March 31, 2016 as compared to $16,438 for the three months ended March 31, 2015, a decrease of $16,438. The decrease is attributable to the Company repaying and converting most of its outstanding debt by the end of 2015.

Loss on Disposal of Fixed Assets

During the three months ended March 31, 2016, the Company disposed of all of it fixed assets and recorded a loss of $27,362 compared to $0 for the three months ended March 31, 2015.

Change in Fair Value of Settlement Liability

Change in fair value of settlement liability was a gain of $1,950,000 for the three months ended March 31, 2016 versus $0 for the three months ended March 31, 2015.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities was a gain of $583,155 for the three months ended March 31, 2016 versus a gain of $12,500 for the three months ended March 31, 2015.

Net Income (Loss)

For the reasons mentioned above, net income for the three months ended March 31, 2016 was $1,146,295 or income per share of $0.02 to Common A shareholders. Net loss for the three months ended March 31, 2015 was ($963,302) or loss per share of ($0.02) to Common A shareholders.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016, compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase (Decrease)
Current Assets	$244,585	$1,117,184	$(872,599)
Current Liabilities	$1,800,530	$3,888,847	$(2,088,317)
Working Capital (Deficit)	$(1,555,945)	$(2,771,663)	$1,215,718

At March 31, 2016, we had working capital deficit of $1,555,945 as compared to working capital deficit of $2,771,663 at December 31, 2015, an increase in working capital of $1,215,718. The decrease is primarily attributable to a decrease in cash and inventory of $24,661 and $838,732, an increase in accounts payable of $253,555, an increase in deferred revenue of $170,000, a decrease in the accrued settlement liability of $1,950,000 and a decrease in derivative liability of $583,155.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $156,861 and $758,014, respectively. The net income (loss) for the three months ended March 31, 2016 and 2015 was $1,167,577 and ($963,302), respectively. During the three months ended March 31, 2016, the net income was decreased by the change in fair value of the settlement liability of $1,950,000 and the change in fair value of derivative liabilities of $583,155. These decreases were offset by depreciation expense of $3,651, a write off of inventory of $838,732 a loss on disposal of fixed assets of $27,362 and increases in accounts payable and accrued expenses of $209,755. During the three months ended March 31, 2015, the net loss was offset by depreciation expense of $4,384, share based payments to employees and consultants of $358,087, the amortization of debt discount on the notes payable of $16,438, increases in prepaid expenses of $9,931 and the increase in accounts payable and accrued expenses of $47,719. These increases during the three months ended March 31, 2015 were offset by a gain in fair value of derivative liabilities of $12,500, a decrease in accounts receivable of $4,985 and a decrease in inventory of $212,586.

Investing

Net cash provided by investing activities for the three months ended March 31, 2016 was $132,200 resulting from the share exchange with Mediplex.

Going Concern

As reflected in the accompanying financial statements, the Company had net income and net cash used in operations of $1,146,295 and $156,861, respectively, for the three months ended March 31, 2016. Furthermore, the Company had a working capital deficiency and an accumulated deficit of $1,555,945 and $119,142,222, respectively, as of March 31, 2016. The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of the new standard.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its board of directors are currently involved in litigation against Michael E. Makover, M.D. (“Makover”). On April 30, 2015, Makover filed a class action complaint in the Court of Chancery of the State of Delaware alleging claims including breaches of fiduciary duties. On October 29, 2015, by agreement of the parties, the class action complaint was withdrawn and a first amended verified complaint was filed in the Court of Chancery of the State of Delaware with Makover as the sole plaintiff. On August 22, 2016 the Company and Makover participated in a meditation which resulted in an agreement which would provide for the issuance of 2,500,000 shares of the Company’s common stock to Makover and a payment of $100,000 by the Company to Makover. The stock issuance and payment are contingent upon the Company securing additional financing. As of the date hereof, this matter has not been settled and the parties are in the process of scheduling an additional mediation to work towards finalizing a settlement.

In February 2017, the Company received a letter of judgement from two convertible note holders regarding the settlement of the outstanding liabilities of the notes which are currently in default as well as the related accrued interest. As of March 31, 2016, the Company recorded the outstanding balance of the notes and related accrued interest of $200,000 and $85,205, respectively, on the condensed consolidated balance sheet. The company will be taking the proper steps to vacate the Judgment.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on November 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INEEDMD HOLDINGS, INC.

Date: February 7, 2017	By:	/s/ Govindan Gopinathan
	Name:	Govindan Gopinathan
	Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Govindan Gopinathan	Executive Chairman	February 7, 2017
Dr. Govindan Gopinathan	Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer

/s/ Dr. Joseph Asuncion	Director	February 7, 2017
Dr. Joseph Asuncion

